Form 10QSB
period 2007-09-30
Startale Group Inc.
filed 2007-11-13
CIK 1406243

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2007.

[  ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the transition period _____________ to ______________.


                        Commission File Number 333-146441

                               STARTALE GROUP INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        Pending
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                          4320 Winfield Road, Suite 200
                           Warrenville, Illinois 60555
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (630) 836-8710
                           ---------------------------
                           (Issuer's telephone number)


                                      None
    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes X    No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                Yes    No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,500,000 Shares of $0.001 par value Common Stock outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one):
                                                                Yes    No X

                               STARTALE GROUP INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2007

                                   (Unaudited)

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                              September 30,         June 30,
                                                                                   2007               2007
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                                    ASSETS
                                                    ------
Current assets
    Cash                                                                    $         35,079    $         11,293
                                                                                ------------         -----------
       Total current assets                                                           35,079              11,293
                                                                                ------------         -----------
    Property and equipment, net                                                        1,622                   -
    Security deposit                                                                     225                   -
                                                                                ------------         -----------
Total Assets                                                                 $        36,926     $        11,293
                                                                                ============         ===========

                                       LIABILITIES & STOCKHOLDERS' EQUITY
                                       ----------------------------------
Current liabilities
   Accounts payable and accrued liabilities                                  $         3,133     $         3,000
   Due to related parties                                                              6,406               3,886
   Loan payable - related parties                                                     10,180              10,018
                                                                                ------------         -----------
         Total current liabilities                                                    19,719              16,904

 Total Liabilities                                                                    19,719              16,904
                                                                                ------------         -----------

Stockholders' Equity
   Capital stock
       75,000,000 shares authorized, $0.001 par value
       10,500,000 shares issued and outstanding
         (June 30, 2007 - 5,000,000)                                                  10,500               5,000
   Additional paid in capital                                                         31,500                   -
   Deficit accumulated during the development stage                             (     24,793)       (     10,611)
                                                                                ------------         ------------
Total Stockholders' Equity                                                            17,207        (      5,611)
                                                                                ------------         ------------
Total Liabilities and Stockholders's Equity                                  $        36,926     $        11,293
                                                                                ============         ============


    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                               Three months          February 22, 2007
                                                                                  Ended             (Inception) through
                                                                              September 30,            September 30,
                                                                                   2007                    2007
                                                                                   ----                    ----
Revenue                                                                  $                        $
                                                                                           -                        -
                                                                                -------------           --------------
Expenses:
   Accounting and audit fees                                             $              1,750     $              4,750
   General and Administrative                                                           4,041                    5,841
   Legal                                                                                2,700                    2,700
   Management                                                                           1,500                    3,500
   Organization costs                                                                       -                      981
   Product development                                                                  2,000                    2,000
   Travel                                                                               2,028                    4,840
                                                                                -------------            --------------
                                                                                       14,019                   24,612
                                                                                -------------            --------------
Loss from operations                                                         (         14,019)        (         24,612)

Other income (expense)
   Interest expense                                                                      (163)                    (181)
                                                                                -------------             -------------
Income (loss) before provision for income tax                                (         14,182)        (         24,793)

Provision for income tax
                                                                                       -                        -
                                                                                -------------             -------------
Net income (loss)                                                        $   (         14,182)    $   (         24,793)
                                                                                =============             =============
Net income (loss) per share                                              $   (          0.01)
                                                                                =============
Weighted average number of common shares outstanding                                7,914,674
                                                                                =============

    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            Three months         February 22, 2007
                                                                               Ended            (Inception) through
                                                                           September 30,           September 30,
                                                                                2007                   2007
                                                                                ----                   ----
Cash Flows From Operating Activities:
   Net income (loss)                                                    $  (        14,182)  $  (        24,793)

   Adjustment to reconcile net income to net cash
   provided by (used  for) operating activities:
     Security deposit                                                      (            225)    (           225)
     Accounts payable and accrued liabilities                                           133                3,133
     Accounts payable related parties                                                 2,520                6,406
                                                                                -----------          -----------
          Net cash provided by (used for) operating
          activities                                                       (        11,754)     (        15,479)
                                                                                -----------          -----------
Cash Flows From Investing  Activities:
   Purchase of fixed assets                                                (         1,622)     (         1,622)
                                                                                -----------          -----------
          Net cash provided by (used for) investing                        (         1,622)     (         1,622)
            activities                                                          -----------          -----------






                          (Continued On Following Page)


    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            Three months         February 22, 2007
                                                                               Ended            (Inception) through
                                                                           September 30,           September 30,
                                                                                2007                   2007
                                                                                ----                   ----
Cash Flows From Financing Activities:
   Loan payable - related party                                                        162               10,180
   Proceeds from issuance of common stock                                           37,000               42,000
                                                                                ----------           ----------
          Net cash provided by (used for) financing                                 37,162               52,180
            activities
                                                                                ----------           -----------

Net Increase (Decrease) In Cash                                                     23,786               35,079

Cash At The Beginning Of The Period                                                 11,293                    -
                                                                                ----------           -----------
Cash At The End Of The Period                                           $           35,079   $           35,079
                                                                                ==========           ===========

Schedule Of Non-Cash Investing And Financing
Activities

None

Supplemental Disclosure

  Cash paid for:
       Interest                                                         $                -   $                -
                                                                                ==========          ===========
       Income Taxes                                                     $                -   $                -
                                                                                ==========          ===========

    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            February 22, 2007 (Inception) Through September 30, 2007
                                   (Unaudited)

                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                                      During the
                                                           Common Shares               Paid In        Development
                                                           -------------
                                                       Number         Par Value        Capital           Stage           Total
                                                       ------         ---------        -------           -----           -----
Balances, February 22, 2007                                   -   $            -  $            -   $            -  $            -

Issued for cash:
Common stock June, 2006 - at $0.001                   5,000,000            5,000               -                -           5,000
Net gain (loss) for the period ended June 30, 2007            -                -               -      (    10,611)    (    10,611)
                                                     ----------      -----------       ---------        ---------        ---------
Balances, June 30, 2007                               5,000,000            5,000               -      (    10,611)    (     5,611)

Issued for cash:
Common stock August, 2007 - at $0.001                 1,000,000            1,000               -                -           1,000
Common stock August, 2007 - at $0.008                 4,500,000            4,500          31,500                -          36,000
Net gain (loss) for the period ended June 30, 2007            -                -               -      (    14,182)    (    14,182)
                                                     ----------      -----------       ---------        ----------       ---------
Balances, September 30, 2007                         10,500,000   $       10,500  $       31,500   $  (    24,793) $       17,207
                                                     ==========      ===========      ==========       ===========       =========

    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

Note 1        Nature and Continuance of Operations

              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on February 22, 2007 and its fiscal year end is June
              30. The Company is engaged in the design, manufacture and distribution of lifestyle inspired apparel, which will be sold through a network of wholesale accounts and retail outlets.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital of $15,360, and has accumulated deficit of $24,793 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 10,500,000 shares of capital stock for proceeds of $42,000 and loans from director in the amount of $10,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation

Startale Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Unaudited)  - Page 2

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

               of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Development Stage Company
              -------------------------

              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

              Revenue Recognition
              -------------------

              Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

              Impairment of Long-lived Assets
              -------------------------------

              Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Research and Development
              ------------------------

              Research and development expenditures are expensed as incurred.

              Foreign Currency Translation
              ----------------------------

              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange

Startale Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Unaudited)  - Page 3

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Foreign Currency Translation - (cont'd)
              ----------------------------

              during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

              Net Loss per Share
              ------------------

              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------

              The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

              Income Taxes
              ------------

              The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of the Company's financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Recent Accounting Pronouncements
              ---------------------------------
              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years

Startale Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Unaudited)  - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

             Recent Accounting Pronouncements - (cont'd)
             ---------------------------------

              beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Startale Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(Unaudited)  - Page 5

Note 3        Capital Stock
              -------------

              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from February 22, 2007 (inception) to June 30, 2007, the Company issued 5,000,000 shares of common stock to its directors for total proceeds of $5,000.

              During the three months  ended  September  30,  2007,  the Company issued:
               - 1,000,000 common shares at $0.001 per share to its director for proceeds of $1,000; and - 4,500,000 common shares at $0.008 per share for proceeds of $36,000.

              To September 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------

             a) The President of the Company provides management services to the Company at $500 per month. During the period ended September 30, 2007 management services of $1,500 (June 30, 2007 - $2,000) were charged to operations. As at September 30, 2007, the Company owed $3,500 to the President of the Company for management services.

              b) During the period ended June 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $10,000 of principal due on June 20, 2008, and $180 of accrued interest payable.

              c) As at September 30, 2007, the Company owed $2,906 (June 30, 2007 - $1,886) to the President of the Company for expenses incurred on behalf of the Company.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

For the next twelve months we intend to accomplish the following:

Complete packaging design for outerwear and underwear collections. We anticipate that the completion of the first design samples will take approximately three months and will cost us from $7,000 to $10,000. As of the day of this quarterly report we have paid $1,000 towards completion of our packaging design.

 Develop and approve initial pattern drawings, approve fabric samples. We anticipate to spend approximately $10,000 on this stage of our product development.

Complete manufacturing of our first order of outerwear and underwear. We plan to place our first order with an independent manufacturer for t-shirts, panties and boxers. It will take approximately two months to complete the initial order. We anticipate the total cost of goods of our initial order in the range from $15,000 to $20,000.

Develop the marketing plan for our line of apparel. We anticipate that it will involve a three-tier strategy of intra-industry promotion, direct-to-consumer promotion and several major mass-media targeted campaigns. We will begin to market Mol-e-Kula brand in North America through various channels. Intra-industry promotion will begin with pre-show promotion of the Startale exhibit at the Las Vegas International Lingerie Show, which will be held in April of 2008. We believe it will cost a minimum of $5,000 for execution of the marketing plan over the next 12 months.

In addition we expect to spend approximately $10,000 on professional services over the next twelve months. Total expenditures over the next 12 months are therefore expected to be $65,000.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending September 30, 2007
----------------------------------------------------------

We did not earn any revenues during the three-month period ending September 30, 2007. During the period ended September 30, 2007, we incurred operating expenses in the amount of $14,182. These operating expenses were comprised of accounting and audit fees of $1,750, general and administrative expenses of $4,041, legal fees of $2,700, management fees of $1,500, product development costs of $2,000, travel expenses of $2,028 and interest expense of $163.

As at September 30, 2007, the Company had assets totalling $36,926, and liabilities totalling $19,719 for a working capital of $15,360.

During the period ended June 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $10,000 of principal due on June 20, 2008, and $180 of accrued interest payable as of September 30, 2007.

On October 12, 2007, the Company's Registration Statement on the Form SB-2 became effective. To date the Company issued 4,500,000 shares of common stock for cash proceeds of $36,000 pursuant to this Registration Statement. In addition we issued 1,000,000 common shares at $0.001 per share to its director for proceeds of $1,000.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Revenue Recognition
-------------------
We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 9, 2007. This evaluation was conducted by Anatoli Nem and Serge Wilson, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Anatoli Nem and Serge Wilson our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities
-----------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Startale Group Inc.
                                                     /s/ Anatoli Nem
                                                     -------------------------
                                                     Anatoli Nem
                                                     President, Chief Executive
                                                     Officer, and Director
                                                     Dated: November 12, 2007

                                                     /s/ Serge Wilson
                                                     --------------------------
                                                     Serge Wilson
                                                     Chief Financial Officer,
                                                     Secretary
                                                     Treasurer, principal
                                                     accounting officer and
                                                     Director
                                                     Dated: November 12, 2007