Form 10QSB
period 2007-12-31
Startale Group Inc.
filed 2008-02-05
CIK 1406243

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934

    For the quarterly period ended December 31, 2007.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period            to            .
                             ------------  ------------

                        Commission File Number 333-146441

                               STARTALE GROUP INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       75-3260541
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                          4320 Winfield Road, Suite 200
                           Warenville, Illinois 60555
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (630) 836-8710
                           ---------------------------
                           (Issuer's telephone number)

                                      None
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                             Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                             Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,500,000 Shares of $0.001 par value Common Stock outstanding as of February 4, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

                               STARTALE GROUP INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2007

                                   (Unaudited)

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                               December 31,         June 30,
                                                                                   2007               2007
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                     ASSETS
                                     ------
Current assets
    Cash                                                                       $       5,981       $      11,293
    Prepaid expenses                                                                   1,500                   -
                                                                                ------------        ------------
       Total current assets                                                            7,481              11,293
                                                                                ------------        ------------
    Property and equipment, net                                                        1,598                   -
    Security deposit                                                                     225                   -
                                                                                ------------        ------------
Total Assets                                                                   $       9,304       $      11,293
                                                                                ============        ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current liabilities
   Accounts payable and accrued liabilities                                    $       2,069       $       3,000
   Due to related parties                                                              5,330               3,886
   Loan payable - related parties                                                     10,343              10,018
                                                                                ------------        ------------
         Total current liabilities                                                    17,742              16,904

 Total Liabilities                                                                    17,742              16,904
                                                                                ------------        ------------

Stockholders' Equity
   Capital stock
       75,000,000 shares authorized, $0.001 par value
       10,500,000 shares issued and outstanding
       (June 30, 2007 - 5,000,000)                                                    10,500               5,000
   Additional paid in capital                                                         24,693                   -
   Deficit accumulated during the development stage                             (     43,631)       (     10,611)
                                                                                ------------        ------------
Total Stockholders' Equity                                                      (      8,438)       (      5,611)
                                                                                ------------        ------------
Total Liabilities and Stockholders' Equity                                     $       9,304       $      11,293
                                                                                ============        ============






    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                    Three months             Six months        February 22, 2007
                                                                        Ended                  Ended          (Inception) through
                                                                    December 31,            December 31,          December 31,
                                                                        2007                    2007                  2007
                                                                        ----                    ----                  ----

           Revenue                                                 $           -          $            -          $           -
                                                                    ------------           -------------           ------------

           Expenses:
              Accounting and audit fees                            $         890          $        2,640          $       5,640
              Amortization                                                    24                      24                     24
              Consulting                                                   5,000                   5,000                  5,000
              General and Administrative                                   1,080                   5,121                  6,921
              Management                                                   1,500                   3,000                  5,000
              Organization costs                                               -                       -                    981
              Product development                                          1,000                   3,000                  3,000
              Travel                                                         865                   2,893                  5,705
              Transfer agent                                              11,016                  11,016                 11,016
                                                                    ------------           -------------           ------------
                                                                          21,375                  32,694                 43,287
                                                                    ------------           -------------           ------------
           Loss from operations                                     (     21,375)          (      32,694)          (     43,287)
           Other income (expense)
              Interest expense                                      (        163)          (         326)          (        344)
                                                                    ------------           -------------           ------------
           Income (loss) before provision for income tax            (     21,538)          (      33,020)          (     43,631)
           Provision for income tax                                            -                       -                      -
                                                                    ------------           -------------           ------------
           Net income (loss)                                       $(     21,538)         $(      33,020)         $(     43,631)
                                                                    ============           =============           ============
           Net income (loss) per share                             $(       0.01)         $(        0.01)
                                                                    ============           =============
           Weighted average number of common shares
           outstanding                                                10,500,000               9,207,337
                                                                    ============           =============


    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            Six months     February 22, 2007
                                                                              Ended       (Inception) through
                                                                            December 31,      December 31,
                                                                              2007               2007
                                                                              ----               ----
      Cash Flows From Operating Activities:
         Net income (loss)                                                $(    33,020)      $(   43,631)

         Adjustment  to reconcile  net income to net cash  provided by
         (used for) operating activities:
           Amortization                                                             24                24
           Prepaid expense                                                 (     1,500)       (    1,500)
           Security deposit                                                (       225)       (      225)
           Accounts payable and accrued liabilities                        (       931)            2,069
           Accounts payable related parties                                      1,444             5,330
                                                                           -----------        ----------
                Net cash provided by (used for) operating
                activities                                                 (    34,208)       (   37,933)
                                                                           -----------        ----------
      Cash Flows From Investing  Activities:
         Purchase of fixed assets                                          (     1,622)       (    1,622)
                                                                           -----------        ----------
                Net cash provided by (used for) investing                  (     1,622)       (    1,622)
                activities
                                                                           -----------        ----------









                          (Continued On Following Page)




    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            Six months    February 22, 2007
                                                                              Ended      (Inception) through
                                                                            December 31,      December 31,
                                                                              2007               2007
                                                                              ----               ----

      Cash Flows From Financing Activities:
         Loan payable - related party                                              325            10,343
         Proceeds from issuance of common stock (Net)                           30,193            35,193
                                                                           -----------        ----------
                Net cash provided by (used for) financing                       30,518            45,536
                activities
                                                                           -----------        ----------

      Net Increase (Decrease) In Cash                                      (     5,312)            5,981

      Cash At The Beginning Of The Period                                       11,293                 -
                                                                           -----------        ----------
      Cash At The End Of The Period                                       $      5,981       $     5,981
                                                                           ===========        ==========

      Schedule Of Non-Cash Investing And Financing
      --------------------------------------------
      Activities
      ----------

      None

      Supplemental Disclosure
      -----------------------

      Cash paid for:
           Interest                                                       $          -       $         -
                                                                           -----------        ----------
           Income Taxes                                                   $          -       $         -
                                                                           ===========        ==========




    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               February 22, 2007 (Inception) Through December 31, 2007
                                   (Unaudited)

                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                                      During the
                                                           Common Shares               Paid In        Development
                                                           -------------
                                                       Number         Par Value        Capital           Stage           Total
                                                       ------         ---------        -------           -----           -----
Balances, February 22, 2007                                   -   $            -  $            -   $            -  $            -

Issued for cash:
Common stock June, 2006 - at $0.001                   5,000,000            5,000               -                -           5,000
Net gain (loss) for the period ended June 30, 2007            -                -               -      (    10,611)    (    10,611)
                                                     ----------      -----------       ---------        ---------        ---------
Balances, June 30, 2007                               5,000,000            5,000               -      (    10,611)    (     5,611)

Issued for cash:
Common stock August, 2007 - at $0.001                 1,000,000            1,000               -                -           1,000
Common stock August, 2007 - at $0.008 (Net)           4,500,000            4,500          24,693                -          29,193
Net gain(loss)for the period ended December 31,2007           -                -               -      (    33,020)    (    33,020)
                                                     ----------      -----------       ---------        ----------       ---------
Balances, December 31, 2007                          10,500,000   $       10,500  $       24,693   $  (    43,631)  $ (     8,438)
                                                     ==========      ===========      ==========       ===========       =========

    The accompanying notes are an integral part of these financial statements

                               STARTALE GROUP INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on February 22,2007 and its fiscal year end is June 30. The Company is engaged in the design, manufacture and distribution of lifestyle inspired apparel,which will be sold through a network of wholesale accounts and retail outlets.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $10,261, and has  accumulated  deficit  of  $43,631  since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 10,500,000 shares of capital stock for proceeds of $42,000 and loans from director in the amount of $10,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with placecountry-regionUnited States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation

Startale Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Unaudited)  - Page 2



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

              Impairment of Long-lived Assets
              -------------------------------
              Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1,2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Research and Development
              ------------------------
              Research and development expenditures are expensed as incurred.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S.dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders'equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

Startale Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Unaudited)  - Page 3



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

              Recent Accounting Pronouncements
              --------------------------------
              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

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

Startale Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Unaudited)  - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------

              which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1,2007. The Company does not expect that the implementation of SFAS No.158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15,2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No.159 on its financial position and results of operations.


Note 3        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During    the   period   from   February 22,2007  (inception)   to
              June 30,2007, the Company issued 5,000,000 shares of common stock to its directors for total proceeds of $5,000.

              During the six months ended December 31, 2007, the Company issued:
               - 1,000,000 common shares at $0.001 per share to its director for proceeds of $1,000; and
               - 4,500,000  common shares at $0.008 per share for proceeds of
                 $36,000.

              To December 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Startale Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(Unaudited)  - Page 5


Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company at $500 per month. During the six-month period ended December 31, 2007 management services of $3,000 (June 30, 2007 - $2,000) were charged to operations. As at December 31, 2007, the Company owed $2,500 to the President of the Company for management services.

              b) During the period ended date June 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $10,000 of principal due on June 20, 2008,and $343 of accrued interest payable as of December 31, 2007.

              c) As at December 31, 2007, the Company owed $2,830 (June 30, 2007 - $1,886) to the President of the Company for expenses incurred on behalf of the Company.

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

Item 2. Plan of Operation

For the next twelve months we intend to accomplish the following:

Complete packaging design for outerwear and underwear collections. We anticipate that the completion of the first design samples will take approximately three months and will cost us from $7,000 to $10,000. As of the day of this quarterly report we have paid $2,000 towards completion of our packaging design.

 Develop and approve  initial  pattern  drawings,  approve  fabric  samples.  We
anticipate  spending   approximately  $10,000  on  this  stage  of  our  product
development.

Complete manufacturing of our first order of outerwear and underwear. We plan to place our first order with an independent manufacturer for t-shirts, panties and boxers. It will take approximately two months to complete the initial order. We anticipate the total cost of goods of our initial order in the range from $15,000 to $20,000.

Develop the marketing plan for our line of apparel. We anticipate that it will involve a three-tier strategy of intra-industry promotion, direct-to-consumer promotion and several major mass-media targeted campaigns. We will begin to market Mol-e-Kula brand upon registration of our trade mark by the United States Patent and Trademark office ("USPTO"). Currently our trade mark attorney is preparing response on the USPTO's letter dated December 3, 2007. We believe it will cost a minimum of $5,000 for execution of the marketing plan over the next 12 months.

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

Results of Operations For Period Ending December 31, 2007
---------------------------------------------------------
We did not earn any revenues during the six-month period ending December 31, 2007. During the period ended December 31, 2007, we incurred operating expenses in the amount of $33,020. These operating expenses were comprised of accounting and audit fees of $2,640, amortization of $24, consulting of $5,000, general and administrative expenses of $5,121, management fees of $3,000, product development costs of $3,000, travel expenses of $2,893, transfer agent expense of $11,016, and interest expense of $326.

As at December 31, 2007, the Company had assets totalling $9,304, and liabilities totalling $17,742 for a working capital deficiency of $10,261.

During the period ended June 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $10,000 of principal due on June 20, 2008, and $343 of accrued interest payable as of December 31, 2007.

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

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 4, 2008. This evaluation was conducted by Anatoli Nem and Serge Wilson, our chief executive officer and our principal accounting officer.

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

SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Startale Group Inc.
                                       /s/ Anatoli Nem
                                       --------------------------
                                       Anatoli Nem
                                       President, Chief Executive
                                       Officer, and Director
                                       Dated: February 4, 2008

                                       /s/ Serge Wilson
                                       ---------------------------
                                       Serge Wilson
                                       Chief Financial Officer, Secretary
                                       Treasurer, principal accounting
                                       officer and Director
                                       Dated: February 4, 2008