Form 10-Q
period 2008-03-31
Startale Group Inc.
filed 2008-05-15
CIK 1406243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-146441

STARTALE GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

75-3260541

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer ID No.)

2nd Floor, 2810 Matheson Blvd., Mississauga, ON

L4W 4X7

(Address of principal executive offices)

(Zip code)

Issuer's telephone number: (905) 212-7467

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ] Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At April 30, 2008, 10,050,000 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

STARTALE GROUP, INC.

FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2008 and June 30, 2007 (unaudited)

F1

Statement of Operations for the Three Months Ended March 31, 2008,

February 22, 2007 (Inception) through March 31, 2007, Nine Months Ended March 31,

2008, and February 22, 2007 (Inception) through March 31, 2007 (unaudited)

F2

Statement of Cash Flows for the for the Nine Months Ended March 31, 2008,

February 22, 2007 (Inception) through March 31, 2007, and February 22, 2007 (Inception)

through March 31, 2007 (unaudited)

F3

Statement of Stockholders’ Deficit as of March 31, 2008 (unaudited)

F5

NOTES TO FINANCIAL STATEMENTS

F6 – F10

STARTALE GROUP INC.

 (A Development Stage Company)

BALANCE SHEET

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 531	$ 11,293

Total current assets	531	11,293

Property and equipment, net	1,573	-
Security deposit	225	-

Total Assets	$ 2,329	$ 11,293

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,903	$ 3,000
Due to related parties	5,118	3,886
Loan payable - related parties	10,504	10,018

Total current liabilities	17,525	16,904

Total Liabilities	17,525	16,904

Stockholders’ Equity
Capital stock
75,000,000 shares authorized, $0.001 par value
10,500,000 shares issued and outstanding
(June 30, 2007 – 5,000,000)	10,500	5,000
Additional paid in capital	24,693	-
Deficit accumulated during the development stage	(50,389)	(10,611)

Total Stockholders’ Equity	(15,196)	(5,611)

Total Liabilities and Stockholders’ Equity	$ 2,329	$ 11,293

F1

The accompanying notes are an integral part of these financial statements

STARTALE GROUP INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months	February 22, 2007	Nine months	February 22, 2007
	Ended	(Inception) through	Ended	(Inception) through
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2008

Revenue	$ -	$ -	$ -	$ -

Expenses:
Accounting and audit fees	$ 3,000	$ -	$ 5,640	$ 8,640
Amortization	25	-	49	49
Consulting	-	-	5,000	5,000
General and Administrative	1,579	-	6,700	8,500
Management	1,500	-	4,500	6,500
Organization costs	-	981	-	981
Product development	-	-	3,000	3,000
Travel	194	-	3,087	5,899
Transfer agent	300	-	11,316	11,316

	6,598	981	39,292	49,885

Loss from operations	(6,598)	(981)	(39,292)	(49,885)
Other income (expense)
Interest expense	(160)	-	(486)	(504)

Income (loss) before provision for income tax	(6,758)	(981)	(39,778)	(50,389)
Provision for income tax	-	-	-	-

Net income (loss)	$ (6,758)	$ (981)	$ (39,778)	$ (50,389)

Net income (loss) per share	$ (0.01)	$ -	$ (0.01)

Weighted average number of common shares outstanding	10,500,000	-	9,635,091

F2

The accompanying notes are an integral part of these financial statements

STARTALE GROUP INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months	February 22, 2007	February 22, 2007
	Ended	(Inception) through	(Inception) through
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash Flows From Operating Activities:
Net income (loss)	$ (39,778)	$ (981)	$ (50,389)

Adjustment to reconcile net income to net cash
provided by (used for) operating activities:
Amortization	49	-	49
Security deposit	(225)	-	(225)
Accounts payable and accrued liabilities	(1,097)	-	1,903
Accounts payable related parties	1,232	981	5,118

Net cash provided by (used for) operating activities	(39,819)	-	(43,544)

Cash Flows From Investing Activities:
Purchase of fixed assets	(1,622)	-	(1,622)

Net cash provided by (used for) investing Activities	(1,622)	-	(1,622)
Cash Flows From Financing Activities:
Loan payable - related party	486	-	10,504
Proceeds from issuance of common stock (Net)	30,193	-	35,193

Net cash provided by (used for) financing activities	30,679	-	45,697

Net Increase (Decrease) In Cash	(10,769)	-	531

Cash At The Beginning Of The Period	11,293	-	-

Cash At The End Of The Period	$ 531	$ -	$ 531

(Continued on next page)

F3

The accompanying notes are an integral part of these financial statements

STARTALE GROUP INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

Nine months	February 22, 2007	February 22, 2007
Ended	(Inception) through	(Inception) through
March 31,	March 31,	March 31,
2008	2007	2008
Schedule Of Non-Cash Investing And Financing
Activities

None

Supplemental Disclosure

Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

F4

The accompanying notes are an integral part of these financial statements

STARTALE GROUP INC.

 (A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

February 22, 2007 (Inception) Through March 31, 2008

(Unaudited)

				Deficit
				Accumulated
				During the
	Common Shares		Paid In	Development
	Number	Par Value	Capital	Stage	Total

Balances, February 22, 2007	-	$ -	$ -	$ -	$ -

Issued for cash:
Common stock June, 2006 – at $0.001	5,000,000	5,000	-	-	5,000
Net gain (loss) for the period ended June 30, 2007	-	-	-	(10,611)	(10,611)

Balances, June 30, 2007	5,000,000	5,000	-	(10,611)	(5,611)

Issued for cash:
Common stock August, 2007 – at $0.001	1,000,000	1,000	-	-	1,000
Common stock August, 2007 – at $0.008 (Net)	4,500,000	4,500	24,693	-	29,193
Net gain (loss) for the period ended March 31, 2008	-	-	-	(39,778)	(39,778)

Balances, March 31, 2008	10,500,000	$ 10,500	$ 24,693	$ (50,389)	$ (15,196)

F5

The accompanying notes are an integral part of these financial statements

STARTALE GROUP INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 1

Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on February 22, 2007 and its fiscal year end is June 30.  The Company is engaged in the design, manufacture and distribution of lifestyle inspired apparel, which will be sold through a network of wholesale accounts and retail outlets.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $16,994, and has accumulated deficit of $50,389 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 10,500,000 shares of capital stock for proceeds of $42,000 and loans from director in the amount of $10,000.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March  31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation

F6

Note 2

Summary of Significant Accounting Policies – (cont’d)

 of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Revenue Recognition

Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002.  Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Research and Development

Research and development expenditures are expensed as incurred.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is reported in the income statement.

F7

Note 2

Summary of Significant Accounting Policies – (cont’d)

Net Loss per Share

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently  evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in

F8

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

F9

Note 3

Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from February 22, 2007 (inception) to June 30, 2007, the Company issued 5,000,000 shares of common stock to its directors for total proceeds of $5,000.

During the nine months ended March 31, 2008, the Company issued:

 -  1,000,000 common shares at $0.001 per share to its director for proceeds of $1,000; and

 -  4,500,000 common shares at $0.008 per share for proceeds of $36,000.

To March 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4

Related Party Transactions

a)

The President of the Company provides management services to the Company at $500 per month. During the nine-month period ended March 31, 2008 management services of $4,500 (June 30, 2007 - $2,000) were charged to operations. As at March 31, 2008, the Company owed $4,000 to the President of the Company for management services.

b)

During the period ended June 30, 2007, the President of the Company provided a $10,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $10,000 of principal due on June 20, 2008, and $504 of accrued interest payable as of March 31, 2008.

c)   As at March 31, 2008, the Company owed $1,118 (June 30, 2007 - $1,886) to the President of the Company for expenses incurred on behalf of the Company.

F10

Forward-Looking Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We have discontinued our packaging design for outerwear and underwear.  Our current plan of operations is to pursue a variety of oil and gas interests in the State of Tennessee.  The Company currently proposed to develop such projects by immediately acquiring oil and gas leases.

The Company’s currently proposed general business plan contemplates our business by purchasing interests in oil and gas exploration and production ventures, with additional such purchases planned for the future as financing and revenues allow.

Overall, during the next 12 months, we can not predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the business model approach that we undertake as described above. If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period; we anticipate spending $20,000 on professional fees attributable to fulfilling our reporting obligations under the federals securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  The balance will be used to buy interests in oil and gas leases.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditor’s have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2007.

Results of Operations Nine Months Ended March 31, 2008

We did not earn any revenues during the period nine months ending March 31, 2008. During the three month period ended March 31, 2008, we incurred operating expenses in the amount of $6,598. These operating expenses were comprised of accounting and audit fees of $3,000, general and management expenses of $3,298, and transfer agent fees of $300.

As at March 31, 2008, we had total assets of $2,329 and total liabilities of $17,525.

During the period ended March 31, 2008, the former President of the Company, Anatoli Nem, provided management services to the Company at $500 per month. During the nine-month period ended March 31, 2008 management services of $4,500 (June 30, 2007 - $2,000) were charged to operations. As at March 31, 2008, the Company owed $4,000 to the former President of the Company for management services.

As at March 31, 2008, the Company owed $1,118 (June 30, 2007 - $1,886) to the former President of the Company for expenses incurred on behalf of the Company.

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

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the commission is fixed or determinable; and collection is reasonably assured. The commission representing 5.0% of the private company's gross sales is recognized as income over the term of the contract with this private company. The amount of the commission is determined based on the quarterly sales reports of the private company. The private company recognizes the sale of its product during the reporting period when the company received the payment and the product was delivered to the customer's delivery site prior to the period end.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008. This evaluation was conducted by Bill Akrivos, our president and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Bill Akrivos our president and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)

There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended March 31, 2008, or subsequent period through the date hereof, which was not so reported.

(b)

Our board of directors has not established an audit committee or a nominating committee. In addition, we do not have any other compensation, executive or similar committees. We will not, in all likelihood, establish an audit or a nominating committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

Item 6. Exhibits and Report on Form 8-K

(a)

Reports on Form 8-K

See Form 8-K’s referenced in Item 5 above.

(b)

Exhibits:

Exhibit

Number

Exhibit Title

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

Startale Group, Inc.

/s/ Bill Akrivos

---------------------------

Bill Akrivos

President, and Principal Financial and Accounting Officer

Dated: May 14, 2008