Form 10-K
period 2008-06-30
Alco Energy Corp.
filed 2008-10-10
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2008

[ ] Transition Report Pursuant to Section 13or 15(d) of

The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-146441

ALCO ENERGY, CORP.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

(State of Incorporation)

75-3260541

(IRS Employer ID Number)

2nd Floor, 2810 Matheson Blvd., Mississauga, ON, L4W 4X7

(Address of principal executive offices)

(905) 212-7467

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common

Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

[ ] Yes [X] No

State the issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares

Class as of September 29, 2008

Common Stock, Par Value $0.001 per share

31,500,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

ALCO ENERGY CORP.

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

5

Item 1A.

Risk Factors

9

Item 2.

Description of Properties

16

Item 3.

Legal Proceedings

17

Item 4.

Submission of Matter to a Vote of Security Holders

17

PART II

Item 5.

Market for Common Equity and Related Stockholders Matters

18

Item 6.

Selected Financial Data

18

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations

18

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 8.

Financial Statements and Supplementary Data

22

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

36

Item 9A.

Controls and Procedures

36

Item 9B.

Other Information

37

PART III

Item 10.

Directors, Executive Officers, Promoters and Control persons; Compliance with

Section 16(a) of the Exchange Act

38

Item 11.

Executive Compensation

40

Item 12.

Security Ownership of Certain Beneficial Owners and Management

41

Item 13.

Certain Relationships and Related Transactions

42

Item 14.

Principal Accountant Fees and Services

43

PART IV

Item 15.

Exhibits, Financial Statement Schedules

44

Signatures

45

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•

our growth strategies;

•

anticipated trends in our business;

•

our ability to make or integrate acquisitions;

•

our liquidity and ability to finance our exploration,

•

acquisition and development strategies;

•

market conditions in the oil and gas industry;

•

the timing, cost and procedure for proposed acquisitions;

•

the impact of government regulation;

•

estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•

planned capital expenditures (including the amount and nature thereof);

•

increases in oil and gas production; estimates, plans and projections relating to acquired properties;

•

the number of potential drilling locations; and

•

our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•

the possibility that our acquisitions may involve unexpected costs;

•

the volatility in commodity prices for oil and gas;

•

the accuracy of internally estimated proved reserves;

•

the presence or recoverability of estimated oil and gas reserves;

•

the ability to replace oil and gas reserves;

•

the availability and costs of drilling rigs and other oilfield services;

•

environmental risks;

•

exploration and development risks;

•

competition;

•

the inability to realize expected value from acquisitions;

•

the ability of our management team to execute its plans to meet its goals;

•

other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW

We are a natural resource company engaged in participating in the drilling and production of oil and gas wells in the United States with particular focus in the State of Tennessee.

We are considered an exploration or exploratory stage company as we are involved in the participation in the drilling of exploration wells that we believe may contain commercial quantities of oil and gas for the purpose of production and sale. We do not own any direct interest in any oil and gas property and there are no assurances that the exploration wells in which we participate will result in the establishment of proved oil or gas reserves or commercial production.  We have not acquired any crude oil or natural gas leases or participation agreements as of present date.

Our Corporate Organization

The Company was incorporated in the State of Nevada, United States of America on February 22, 2007 as Startale Group, Inc. and its fiscal year end is June 30.

Our name was changed to Alco Energy Inc. effective May 21, 2008.

Our principal offices are located at 2nd Floor, 2810 Matheson Blvd., Mississauga, ON, L4W 4X7.  Our telephone number is (905) 212-7467 and fax number (905) 625-5864.

Our Business

The Company was engaged in the design, manufacture and distribution of lifestyle inspired apparel, which will be sold through a network of wholesale accounts and retail outlets up to the last fiscal quarter ending March 31, 2008.  We have discontinued our packaging design for outerwear and underwear.  Our current plan of operations is to pursue a variety of oil and gas interests in the State of Tennessee.  The Company currently proposed to develop such projects by immediately acquiring oil and gas leases.

We are a natural resource company engaged in participating in the drilling of oil and gas wells in the State of Tennessee. The company’s plan of operation over the next twelve months is to begin actively seeking oil or gas producing prospects, or exploratory prospects, with exceptional risk/reward characteristics in the current environment. We will pay particular attention to prospects with proven production potential, where the working interest owner or operator is capital constrained, especially those owned by small public or private entities. The company anticipates it will raise additional funds when those prospects are identified.

The Company’s currently proposed general business plan contemplates our business by purchasing interests in oil and gas exploration and production ventures, with additional such purchases planned for the future as financing and revenues allow.

Governmental Regulations

The Company is subject to numerous state and federal regulations, environmental and otherwise, that may have a substantial negative effect on its ability to operate at a profit. For a discussion of the risks involved as a result of such regulations, see, “Effect of Existing or Probable Governmental Regulations on Business” and “Costs and Effects of Compliance with Environmental Laws” hereinafter in this section.

Principal Products or Services and Markets

The principal markets for the Company’s potential crude oil are local refining companies, local utilities and private industry end-users. The principal markets for the Company’s potential natural gas are local utilities, private industry end-users, and natural gas marketing companies.

At present, the Company does not produce any crude oil or natural gas.  The Company may in the future sell some or all of its production to one or more additional refineries in order to maximize revenues as purchase prices offered by the refineries fluctuate from time to time. Crude oil produced by the Company will be transported to the refinery by contracted truck delivery at the Company’s expense.

Drilling Equipment

The Company does not currently own a drilling rig or any related drilling equipment. The Company will obtain drilling services as required from time to time from various companies as available in the surrounding area.

Distribution Methods of Products or Services

Crude oil is normally delivered to refineries in Tennessee by tank truck and natural gas is distributed and transported via pipeline.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company's contemplated oil and gas exploration activities in the State of Tennessee will be undertaken in a highly competitive and speculative business atmosphere. In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company’s competitive position in the oil and gas industry will be significant as the Company currently exists.

The Company has numerous competitors in the State of Tennessee that are in the business of exploring for and producing oil and natural gas in the East Tennessee areas. Some of these companies are larger than the Company and have greater financial resources. These companies are in competition with the Company for lease positions in the known producing areas in which the Company proposes to operate, as well as other potential areas of interest.

Although management does not foresee any difficulties in procuring contracted drilling rigs, several factors, including increased competition in the area, may limit the availability of drilling rigs, rig operators and related personnel and/or equipment in the future. Such limitations would have a natural adverse impact on the profitability of the Company's operations.

The Company anticipates no difficulty in procuring well drilling permits in any state. They are usually issued within one week of application. The Company generally does not apply for a permit until it is actually ready to commence drilling operations.

The prices of the Company's products are controlled by the world oil market and the United States natural gas market. Thus, competitive pricing behaviors are considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product.

Sources and Availability of Raw Materials

Excluding the development of oil and gas reserves and the production of oil and gas, the Company's operations are not dependent on the acquisition of any raw materials.

Dependence on One or a Few Major Customers

The Company presently has no customers.  The Company in the future may sell some or all of its production to one or more additional refineries in order to maximize revenues as purchase prices offered by the refineries fluctuate from time to time.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

Royalty agreements relating to oil and gas production are standard in the industry. The amount of the Company's royalty payments varies from lease to lease.

At present, the Company has no patents, trademarks, licenses, franchises, concessions or royalty agreements.

The Company’s web site www.alcoenergy.com is copyrighted under United States law and is a registered domain name owned directly by the Company.

Need For Governmental Approval of Principal Products or Services

None of the principal products offered by the Company require governmental approval, although permits are required for drilling oil or gas wells.

Effect of Existing or Probable Governmental Regulations on Business

Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The Federal Clean Water Act requires the Company to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table. This involves the insertion of a seven-inch diameter steel casing into each well, with cement on the outside of the casing. The Company has fully complied with this environmental regulation, the cost of which is approximately $10,000 per well.

The State of Tennessee also requires the posting of a bond to ensure that the Company's wells are properly plugged when abandoned. A separate $2,000 bond is required for each well drilled. The Company currently has the requisite amount of bonds on deposit.

The Company’s exploration, production and marketing operations are regulated extensively at the federal, state and local levels. The Company has made and will continue to make expenditures in its efforts to comply with the requirements of environmental and other regulations. Further, the oil and gas regulatory environment could change in ways that might substantially increase these costs. Hydrocarbon-producing states regulate conservation practices and the protection of correlative rights. These regulations affect the Company’s operations and limit the quantity of hydrocarbons it may produce and sell. In addition, at the federal level, the Federal Energy Regulatory Commission regulates interstate transportation of natural gas under the Natural Gas Act. Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

The Company’s operations are also subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company will be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and analogous state laws. Under such laws, the Company could be required to remove or remediate previously released wastes or property contamination.

Laws and regulations protecting the environment have generally become more stringent and, may in some cases, impose “strict liability” for environmental damage. Strict liability means that the Company may be held liable for damage without regard to whether it was negligent or otherwise at fault. Environmental laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

While management believes that the Company’s operations will substantial comply with existing requirements of governmental bodies, the Company’s ability to conduct operations is subject to satisfying applicable regulatory and permitting controls. The Company’s ability to get future permits and authorizations may be susceptible, on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs or delays in receiving appropriate authorizations.

The Company’s Board of Directors will adopt resolutions to form an Environmental Response Policy and Emergency Action Response Policy Program. A plan was adopted which provides for the erection of signs at each well and at strategic locations along the pipeline containing telephone numbers of the Company's office. A list will be maintained at the Company's office and at the home of key personnel listing phone numbers for fire, police, emergency services and Company employees who will be needed to deal with emergencies.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company's business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what affect these present and future laws, rules and regulations will have on the Company's current and future operations.

Research and Development

The Company has not expended any material amount in research and development activities during the last two fiscal years.

Number of Total Employees and Number of Full-Time Employees

The Company presently has one full time employee.

ITEM 1A. - RISK FACTORS

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating the Company’s business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and its business. You should also read the other information included in this Form 10-K, including the financial statements and related notes.

We have a limited operating history and if we are not successful in continuing to grow the business, then we may have to scale back or even cease ongoing business operations.

We are in the “developmental” stage of business and have yet to commence any substantive commercial operations. We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Alco Energy has a limited operating history and must be considered in the exploration stage. Success is significantly dependent on a successful drilling, completion and production program. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the company.

If we are unable to obtain additional funding business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We will require additional funds to drill wells and acquire lease properties. We anticipate that we will require up to approximately $500,000 in funding continuing operations for the next twelve months, depending on revenue, if any, from operations. Additional capital will be required to effectively support the operations and to otherwise implement overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict the ability to grow and may reduce the ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail drilling and developments plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Because we are small and do not have much capital, we may have to limit exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

If we are unable to continue to retain the services of Messer’s Bill Akrivos, William Goodwin, and Charles Murchison or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue operations.

Success depends to a significant extent upon the continued services of Mr. Bill Akrivos, the President and Director, Mr. William Goodwin, Director, and Mr. Charles Murchison, Director. Loss of the services of Messrs. Akrivos, Goodwin or Murchison could have a material adverse effect on growth, revenues, and prospective business. We have not obtained key-man insurance on the life of Messer’s Akrivos, Goodwin or Murchison. In order to successfully implement and manage the business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As future properties would be in the exploration stage, there can be no assurance that we will establish commercial discoveries on the properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. The properties that we will likely acquire will be in the exploration stage only.  We may or may not have proven reserves on the properties that we would acquire and there is no assurance that we may not establish commercial discoveries on any of the properties.

We are a new entrant into the oil and gas exploration and development industry without profitable operating history.

Activities have been limited to organizational efforts and obtaining working capital to acquire and develop a very limited number of properties. As a result, there is no information regarding property related production potential or revenue generation potential. As a result, future revenues may be limited or non-existent.

The business of oil and gas exploration and development is subject to many risks. The potential profitability of oil and natural gas properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

Drilling operations may not be successful.

There can be no assurance that future drilling activities will be successful, and we cannot be sure that overall drilling success rate or production operations within a particular area will ever come to fruition and, if it does, will not decline over time. We may not recover all or any portion of the capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

Prospects are in various stages of preliminary evaluation and assessment and we have not reached the point where we will decide to drill at all on the subject prospects. The use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

If production results from operations, we are dependent upon transportation and storage services provided by third parties.

We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder processing and marketing operations and/or affect sales margins.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulations. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring new leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state or local authorities may be changed and any such changes may have material adverse effects on activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain operations.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of operations.

In general, exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations will comply, in all material respects, with all applicable environmental regulations. Our future operating partners will maintain insurance coverage customary to the industry; however, we may not be fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on the ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.

Because our auditors have expressed substantial doubt about our ability to continue as a going concern, we may find it difficult to obtain additional financing.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were recently incorporated, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Risks Related to Our Stock

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be cancelled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Our stock price may be volatile, which may result in losses to our stockholders.

Historically, the market prices of companies quoted on the Over-The-Counter Bulletin Board, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•

variations in our operating results;

•

announcements of technological innovations, new services or product lines by us or our competitors;

•

changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock.

In general, domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, the market prices for stocks of companies in volatile markets often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In certain instances, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated time frame. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, significantly increase our accounting and compliance budget, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance if we chose to do so in the future. Thus, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We have taken measures to evaluate how we can address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its sole non-U.S. resident officer and director.

Our director and sole officer, Bill Akrivos, is not resident of the United States. Consequently, it may be difficult for investors to affect service of process on Mr. Akrivos in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Akrivos based on the civil liability provisions of the United States securities laws. Since all our assets are located in Canada it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in Canada.

We do not expect to pay dividends in the foreseeable future.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

We have the right to issue additional common stock without the consent of shareholders. This would have the effect of diluting your ownership in the company and could decrease the value of your stock.

There are additional authorized but unissued shares of our common stock that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company. Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2 – DESCRIPTION OF PROPERTY

The Company’s headquarters are located at 2nd Floor, 2810 Matheson Blvd., Mississauga, ON, L4W 4X7.  Our telephone number is (905) 212-7467 and fax number (905) 625-5864. The Company is not obligated under any long term operating leases.

ITEM 3 - LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings which involve Alco Energy Corp., Directors or Officers. Our Bylaws provide that we shall have a minimum of one director. There is no stated maximum number of directors allowed but such number may be fixed from time to time by action of the stockholders or of the directors. Our address for service of process in Nevada is 1802 N Carson St., Suite 212, Carson City NV 89701.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently listed on the OTC Bulletin Board under the symbol “ACOE.” Prior to June 25, 2008, the Company’s stock was listed on the OTC Bulletin Board under the symbol “SLEG”.

For the period from November 12, 2007 to date, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High Price	Low Price
November 12, 2007 December 31, 2007	n/a	n/a
January 1, 2008 – March 31, 2008	n/a	n/a
April 1, 2008 June 30, 2008	n/a	n/a

Recent Sales of Unregistered Securities

We completed an offering of 15,000,000 shares of our common stock for an aggregate amount of $5,000 to our directors Anatoli Nem (9,000,000) and Serge Wilson (6,000,000), on June 29, 2007. We completed this offering pursuant to Regulation S of the Securities Act.

We completed an offering of 3,000,000 shares of our common stock for an aggregate amount of $1,000 to our director Vladimir Nemchaninov, on August 6, 2007. We completed this offering pursuant to Regulation S of the Securities Act.

We completed an offering of 13,500,000 shares of common stock for an aggregate amount of $36,000 to a total of 30 purchasers on August 23, 2007. We completed this offering pursuant to Regulation S of the

Securities Act.  We subsequently filed a Registration Statement on the Form SB-2 for this offering of shares on November 2, 2007.  On November 12, 2007, the Registration Statement on the Form SB-2 became effective.

Effective June 25, 2008, the Company forward split its common shares on a three (3) for one (1) basis.  All per share information in the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4c.

Holders

As of June 30, 2008, we have 31,500,000 shares of our Common Stock issued and outstanding held by 40 shareholders of record.

Dividends

The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized For Issuance under Equity Compensation Plans

None.

ITEM 6 - SELECTED FINANCIAL DATA

N/A

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on Alco Energy’s financial statements, which Alco Energy has prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

We are an early stage oil and gas company led by an experienced management team and focused on drilling, production, and acquisition of crude oil and natural gas. Our primary operations will be centered in Morgan County in the eastern part of Tennessee.

Plan of Operations

Alco Energy’s strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.

We seek to achieve attractive returns on capital for the benefit of stockholders through investment in developmental plays, rather than exploratory. In this way we hope to maintain a strong balance sheet to enable us to be flexible from an operational and financial standpoint.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable us to identify, evaluate, and develop crude oil and natural gas projects.

While we anticipate the majority of future capital expenditures will be expended on the drilling of wells, we intend to use our experience and regional expertise to add leasehold interests to the inventory of leases for future drilling activities, as well as property acquisitions.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the business model approach that we undertake as described above. If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period; we anticipate spending $20,000 on professional fees attributable to fulfilling our reporting obligations under the federals securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  The balance will be used to buy interests in oil and gas leases.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditor’s have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2007.

Disciplined Acquisition Strategy

We intend to acquire producing oil and gas properties where we believe significant additional value can be created. Management is primarily interested in developmental properties where some combination of these factors exist: (1) opportunities for long production life with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment production costs.

Exploitation of Properties

We intend to maximize the value of properties through a combination of successful drilling, increasing recoverable reserves and reducing operating costs. We employ a latest technology such as directional and horizontal drilling. These methods have historically produced oil and gas at faster rates and with lower operating costs basis than traditional vertical drilling.

Experienced and Dedicated Personnel

The Company has an experienced team with direct exploration and production experience in the State of Tennessee, along with experience in the states of Kentucky and Texas.

We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which is encouraged through the stock option plan, is essential for attracting, retaining and motivating qualified personnel.

Results of Operations for the Three Month Period Ended June 30, 2008 and the Year Ended June 30, 2008

We did not earn any revenues for the Year Ended June 30, 2008.

During the three month period ended June 30, 2008, we incurred operating expenses in the amount of $5,239. These operating expenses were comprised of accounting and audit fees of $1,500, general and management expenses of $3,639, and transfer agent fees of $100.

During the Year Ended June 30, 2008, we incurred operating expenses in the amount of $44,631. These operating expenses were comprised of accounting and audit fees of $7,140, general and management expenses of $26,075, and transfer agent fees of $11,416

As at June 30, 2008, we had total assets of $0 and total liabilities of $5,307.

The former President of the Company provided management services to the Company at $500 per month, with $2,000 in expenses incurred in fiscal year 2007 and $4,500 in fiscal year 2008.

During the period ended June 30, 2007, the former President of the Company provided a $10,000 loan to the Company. The loan was unsecured and bore interest at 6.45% per annum. The $10,000 loan and $504 in accrued interest plus $6,297 in working capital advances, less fixed assets of $1,573 exchanged against the advances, left a balance due to the former President of $15,228, which he contributed to the Company’s capital in April 2008.  In 2008, a current Officer advanced the Company $2,390 for working capital.

Commencing in April 2008 the Company began paying rent of $700 per month plus costs for office space under a month to month lease held in the name of a corporation under common control. Rent expense in 2008 was $2,610.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2008, the Company had no cash balance.

Through June 30, 2008, we had sold $42,000 in equity securities to pay for our business operations. We sold 13,500,000 shares of common stock to 30 unaffiliated shareholders on August 23, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration

Statement on the Form SB-2 for this offering on October 2, 2007 and became effective on October 12, 2007. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.  Also, we sold 18,000,000 shares of common stock to our officer and directors on June 29, 2007 and August 6, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act

The Company expects significant capital expenditures during the next 12 months, contingent upon its ability to raise the required capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes.

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the Offering. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail its operations.

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

Contractual Obligations

The Company has no contractual obligations.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Inflation

Inflation has not materially impacted our results of operations in recent years.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8 - FINANCIAL STATEMENTS

The following audited financial statements of the Company are included in this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheet as of June 30, 2008

Statements of Operations for the years ended June 30, 2008 and 2007 and for the period from inception (February 22, 2007) to June 30, 2008

Statements of Stockholders’ Equity for the period from inception (February 22, 2007) to April 30, 2008

Statements of Cash Flows for the years ended June 30, 2008 and 2007 and for the period from inception (February 22, 2007) to June 30, 2008

Notes to Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Alco Energy Corp.

Mississauga, Ontario

Canada

I have audited the accompanying balance sheets of Alco Energy Corp. (a development stage company) as of June 30, 2007 and 2008 and the related statements of operations, stockholders' equity and cash flows for the period from February 22, 2007 (inception) through June 30, 2007, the year ended June 30, 2008, and the period from February 22, 2007 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Alco Energy Corp. as of June 30, 2007 and 2008 and the related statements of operations, stockholders' equity and cash flows for the period from February 22, 2007 (inception) through June 30, 2007, the year ended June 30, 2008, and the period from February 22, 2007 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

/s/ Ronald R. Chadwick, P.C.

October 1, 2008

              RONALD R. CHADWICK, P.C.

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008

ALCO ENERGY CORP (STARTALE GROUP INC.)

 (A Development Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2007	2008

ASSETS

Current assets
Cash	$ 11,293	$ -

Total current assets	11,293	-

Total Assets	$ 11,293	$ -

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 3,000	$ 2,917
Due to related parties	3,886	2,390
Loan payable - related parties	10,018	-

Total current liabilities	16,904	5,307
	_________	_________
Total Liabilities	16,904	5,307

Stockholders’ Equity
Capital stock
75,000,000 shares authorized, $0.001 par value
31,500,000 shares issued and outstanding
(June 30, 2007 – 15,000,000)	15,000	31,500
Additional paid in capital	(10,000)	18,921
Deficit accumulated during the development stage	(10,611)	(55,728)

Total Stockholders’ Equity	(5,611)	(5,307)

Total Liabilities and Stockholders’ Equity	$ 11,293	$ -

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

	February 22, 2007	Year Ended	February 22, 2007
	(Inception) through	June 30,	(Inception) through
	June 30, 2007	2008	June 30, 2008

Revenue	$ -	$ -	$ -

Expenses:
Accounting and audit fees	$ 3,000	$ 7,140	$ 10,140
Depreciation	-	49	49
Consulting	-	5,000	5,000
General and Administrative	1,800	7,291	9,091
Management	2,000	4,500	6,500
Organization costs	981	438	1,419
Product development	-	3,000	3,000
Travel	2,812	3,087	5,899
Rent	-	2,610	2,610
Transfer agent	-	11,416	11,416
Miscellaneous expense	-	100	100
	10,593	44,631	55,224

Loss from operations	(10,593)	(44,631)	(55,224)
Other income (expense)
Interest expense	(18)	(486)	(504)

Income (loss) before provision for income tax	(10,611)	(45,117)	(55,728)
Provision for income tax	-	-	-

Net income (loss)	$ (10,611)	$ (45,117)	$ (55,728)

Net income (loss) per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	796,875	16,372,951

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

	February 22, 2007	Year Ended	February 22, 2007
	(Inception) through	June 30,	(Inception) through
	June 30, 2007	2008	June 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$ (10,611)	$ (45,117)	$ (55,728)

Adjustment to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	-	49	49

Accounts payable and accrued liabilities	3,000	(1,886)	1,114
Accounts payable related parties	3,886	1,211	5,097

Net cash provided by (used for) operating activities	(3,725)	(45,743)	(49,468)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(1,622)	(1,622)

Net cash provided by (used for) investing activities	-	(1,622)	(1,622)

(Continued On Following Page)

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

	February 22, 2007
	(Inception) through	Year Ended	February 22, 2007
	June 30,	June 30,	(Inception) through
	2007	2008	June 30, 2008

Cash Flows From Financing Activities:
Loan payable - related party	10,018	5,879	15,897
Proceeds from issuance of common stock (Net)	5,000	30,193	35,193

Net cash provided by (used for) financing Activities	15,018	36,072	51,090

Net Increase (Decrease) In Cash	11,293	(11,293)	-

Cash At The Beginning Of The Period	-	11,293	-

Cash At The End Of The Period	$ 11,293	$ -	$ -

Schedule Of Non-Cash Investing And Financing
Activities

Related party debt relief, net of property transfer of $1,573	$ -	$15,228	$15,228

Supplemental Disclosure

Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

February 22, 2007 (Inception) Through June 30, 2008

				Deficit Accumulated During the

	Common Shares		Paid In	Development
	Number	Par Value ($.001)	Capital	Stage	Total

Balances, February 22, 2007	-	$ -	$ -	$ -	$ -

Issued for cash:
Common stock June, 2006 – at $0.000333	15,000,000	15,000	(10,000)	-	5,000
Net gain (loss) for the period ended June 30, 2007	-	-	-	(10,611)	(10,611)

Balances, June 30, 2007	15,000,000	15,000	(10,000)	(10,611)	(5,611)

Issued for cash:
Common stock August, 2007 – at $0.000333	3,000,000	3,000	(2,000)	-	1,000
Common stock August, 2007 – at $0.000333 (Net)	13,500,000	13,500	15,693	-	29,193
Related party debt relief	-	-	15,228	-	15,228

Net income (loss) for the year ended June 30, 2008	-	-	-	(45,117)	(45,117)

Balances, June 30, 2008	31,500,000	$ 31,500	$ 18,921	$ (55,728)	$ (5,307)

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

Note 1

Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on February 22, 2007 and its fiscal year end is June 30.  The Company is engaged in the design, manufacture and distribution of lifestyle inspired apparel, which will be sold through a network of wholesale accounts and retail outlets.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $5,307, and has an accumulated deficit of $55,728 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of common stock and related party loans and advances. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Alco Energy Corp. (Startale Group Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of

Alco Energy Corp. (Startale Group Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is reported in the income statement.

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

Alco Energy Corp. (Startale Group Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008

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

Alco Energy Corp. (Startale Group Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008

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

Note 3

Capital Stock

On June 24, 2008, the Company executed the previously announced 3 for 1 stock split of the outstanding common shares.  The number of common shares issued and outstanding in these financial statements have been restated to give effect to this stock split.

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one cent ($0.001) per share and no other class of shares is authorized.

During the period from February 22, 2007 (inception) to June 30, 2007, the Company issued 15,000,000 shares of common stock to its directors for total proceeds of $5,000.

On August 1, 2007, the Company issued:

Alco Energy Corp. (Startale Group Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008

 -  3,000,000 common shares at $0.000333 per share to its director for gross proceeds of $1,000; and

 -  13,500,000 common shares at $0.000333 per share for gross proceeds of $36,000, and net proceeds of $29,193 after offerings costs of $6,807.

To June 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4

Related Party Transactions

a)

The former President of the Company provided management services to the Company at $500 per month, with $2,000 in expenses incurred in fiscal year 2007 and $4,500 in fiscal year 2008.

b)

During the period ended June 30, 2007, the former President of the Company provided a $10,000 loan to the Company. The loan was unsecured and bore interest at 6.45% per annum. The $10,000 loan and $504 in accrued interest plus $6,297 in working capital advances, less fixed assets of $1,573 exchanged against the advances, left a balance due to the former President of $15,228, which he contributed to the Company’s capital in April 2008.

c)   In 2008 a current Officer advanced the Company $2,390 for working capital.

d)  Commencing in April 2008 the Company began paying rent of $700 per month plus costs for office space under a month to month lease held in the name of a corporation under common control. Rent expense in 2008 was $2,610.

Note 5

Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At June 30, 2007 and 2008 the Company had net operating loss carryforwards of approximately $11,000 and $56,000 which begin to expire in 2027. The deferred tax asset of $1,600 and $7,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $1,600 and $5,400.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Bill Akrivos. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal year ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended June 30, 2008.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

In connection with the preparation of our financial statements for the year ended June 30, 2008, certain additional internal control weaknesses became evident to Mr. Akrivos, that, in the aggregate, represent material weakness, including:

(a)

Lack of segregation of incompatible duties;

(b)

Insufficient Board of Directors representation; and unsatisfactory outside oversight of Company activities due to this lack of additional board members, particularly any from outside the Company

(c)

Lack of effective oversight in an audit committee, or additional management necessary to effectively oversee audit related activities or company spending, with capital constraints making resolution of these inadequacies exceptionally difficult; this is particularly acute in that the Company’s internal controls with respect to financial reporting are not effective, and additional resources are needed to remedy this situation.

(d)

Lack of sufficient personnel in the Company’s finance and accounting department who have knowledge of complex accounting and financial reporting matters.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our fiscal year-end 2009 assessment of the effectiveness of our internal control over financial reporting. As part of resolving these weaknesses, the company plans on:

(a)

Attempting to raise additional capital for the purpose of adding additional management personnel in the area of finance and operations

(b)

Attempting to increase, the number of members of our Board of Directors from one to three, with at least one being from outside the company

(c)

Forming a finance and audit oversight committee, which meets monthly, and includes the acting CFO

(d)

Instituting spending limits, with additional sign–off controls necessary for any expenditures above certain levels, when additional personnel are available

ITEM 9B. - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Title
Bill Akrivos	38	Director and Sole Officer
William Goodwin	70	Director
Charles Murchison	64	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Currently, directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

On April 14, 2008, Vladimir Nemchaninov, Serge Wilson, and Anatoli Nem resigned all their office and director positions.  Bill Akrivos was appointed as sole officer and director, and William Goodwin and Charles Murchison were appointed as directors.

Bill Akrivos, Sole Officer and Director

Mr. Akrivos, age 38, has been the Sole Officer and Director of the Company since April 2008.  He has been the President and CEO of Magellan Energy Ltd. since 2006. He is responsible for day to day operations of the company including research, development and technical assessment of developmental properties. Magellan Energy is an oil and gas company primarily seeking projects in the United States that require work over procedures to ensure the property and well(s) return to production of oil and gas.  Since his election into Magellan, Mr. Akrivos has brought several properties into the company. With proper technical assessment and work over procedures, he had three wells come back as producing properties and revenue generating for Magellan Energy.

He was President and CEO of Dunwynn Exploration Inc. from 2004 to 2006 and was responsible for research and development of oil and gas properties throughout North America. Before entering into the oil and gas industry, he pursued several years in the law enforcement industry by acquiring several licenses.  His experience in this field ranged from mobile security patrol to the supervision and training to new recruits.  He has also worked in the field of private investigations and investigated minor incidents of theft, vandalism, assault and injury claims.  He enrolled and obtained a graduating certificate in “Police Tactical Defence Training” and “Non Violent Crisis Intervention Training” from the Crisis Prevention Institute Inc.  Mr. Akrivos continued Law Enforcement by engaging with the Metro Toronto Police as a Municipal Law Enforcement Officer.

William D. Goodwin, Director

William D. "Bill" Goodwin, age 70, has been the Director of the Company since April 2008. He has more than 31 years experience in the oil and gas business in Tennessee, Kentucky and Texas.

He recently completed serving his seventh term as the President of the Tennessee Oil & Gas Association. He is now the Past President and Director. In 2005 he received the associations Distinguished Service award.

In 1981 he was named the Outstanding Oil Man of the Year by the association.  Bill is a founder of the National Association of Royalty Owners and has served on its board of governors for more than 15 years.  He is a member of the Independent Petroleum Association of America (IPAA) and served on the Producers Advisory Board for the Appalachian Regional Petroleum Technology Transfer Council.

Bill worked his way through the University of Kansas as a telephone lineman, pipeliner and salesman. Upon graduation, he became manager-editor of a Kansas semi-weekly newspaper.  Four years later he became manager, then director of Public Relations and Publications for a national organization, the U.S. Jaycees.

He served as an account executive with Carl Byoir & Associates, a New York PR firm, before joining Nashville-based Holder-Kennedy & Co.  While there he handled the Brock for U.S. Senate campaign and went to Washington, D.C. as Brock's press secretary.

Bill served as a campaign consultant to the National Republican Senatorial Committee before returning to Tennessee where he managed a drilling company.  He sold his interest in the firm to run for Congress in Nashville, a race he lost by a close margin in a heavily Democratic district.  In 1980 he served as U.S. Senator Bob Dole's presidential campaign.

Goodwin broke into the oil business in 1974 when he joined the management team of a Tennessee-based drilling company.  Goodwin founded and served as president of a publicly-owned oil company, where he was involved in every phase of the operation from leasing to designing stimulation programs to production. He also served as CEO of a public company that he helped shareholders rebuild and sell.

He spent one year in Midland, Texas, where he served as a consultant to a firm that bought and sold oil and gas properties for independents and major oil companies throughout the United States and Canada.

He also developed a management consulting practice, called Target Market Development with partner Charles "Chuck" Murchison.  The two also formed an oil and gas operating company, called TMD Energy.

Charles Murchison, Director

Charles "Chuck" Murchison, age 64, has been the Director of the Company since April 2008.  He has more than six years experience in the oil business, the last two years as the "hands on" manager of KTO's field operations.

Prior to becoming active in the oil business, Murchison was a business consultant, specializing in strategic planning and marketing, with more than 30 years experience.

He also served as press secretary to U.S. Senator Bill Brock and later as a consultant to a national political campaign committee and major policy committee of the Senate, specializing in strategy, commitment tactics, media and efficiency.

After serving as Executive Assistant for U.S. Senator William V. Roth, Chuck was appointed Assistant Administrator of the Federal Aviation Administration where he spearheaded tactical strategies and negotiation support for the President's position before, during and after the air controllers strike.

He has published numerous articles on marketing, sales, personality traits, and has produced both informational videos and commercials.  Chuck received his MBA from the University of Michigan and his Bachelors degree at Memphis State University, where he was a starting linebacker.

Board Committees

The Company currently has not established any committees of the Board of Directors.

Code of Ethics

The Company has not adopted a written code of ethics. The Company expects to adopt a code of ethics in the near future.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to the Company’s Chief Executive Officer. No other executive officers earned more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

The following table sets forth certain compensation information as to chief executive officer for the years ended June 30, 2008 and 2007.  Mr. Anatoli Nem served as Chief Executive Officer & President and Serge Wilson served as Chief Financial Officer, Secretary, & Treasurer until April 14, 2008 at which time, Mr. Bill Akrivos was elected as sole officer. We do not have any other executive officers.

No other compensation was paid to the above persons other than the cash and stock option compensation set forth below.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Bill Akrivos, Sole Officer	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Anatoli Nem, President	2008	$4,500	Nil	Nil	Nil	Nil	Nil	Nil	$4,500
	2007	$2,000	Nil	Nil	Nil	Nil	Nil	Nil	$2,000

Serge Wilson, CFO	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Messer’s Akrivos, Goodwin, and Murchison.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended June 30, 2008. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on June 30, 2008.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended June 30, 2008, or (ii) since the end of our most recent fiscal year on June 30, 2008.

Outstanding Stock Options

None of our directors or officers held any options to purchase any shares of our common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on June 30, 2008 (after giving effect to the above transaction) based on 31,500,000 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	KY-TENN Oil, Inc.(1) 2230 Rugby Pike, P.O. 499 Helenwood, TN 37755	1,500,000	4.76%

Common Stock	Bill Akrivos	15,088,000	47.9%
	Director and Sole Officer 2nd Floor, 2810 Matheson Blvd., Mississauga, ON, L4W 4X7

Common Stock	William Goodwin (1)	0	0.0%
	Director 2230 Rugby Pike, P.O. 499 Helenwood, TN 37755

Common Stock	Charles Murchison (1)	0	0.0%
	Director 2230 Rugby Pike, P.O. 499 Helenwood, TN 37755

Common Stock	Directors and Officers	15,588,000	52.7%
	as a Group (3 persons)

(1)

William Goodwin and Charles Murchison, our directors, own beneficially 12.50% and 12.5% of KY-TENN Oil, Inc., respectively.  William is a director and president of KY-TENN Oil, Inc. and Charles is the director, secretary, and treasurer of KY-TENN Oil, Inc..

Changes in Control

There are no arrangements which may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The former President of the Company, Anatoli Nem, provided management services to the Company at $500 per month, with $2,000 in expenses incurred in fiscal year 2007 and $4,500 in fiscal year 2008.

During the period ended June 30, 2007, the former President of the Company provided a $10,000 loan to the Company. The loan was unsecured and bore interest at 6.45% per annum. The $10,000 loan and $504 in accrued interest plus $6,297 in working capital advances, less fixed assets of $1,573 exchanged against the advances, left a balance due to the former President of $15,228, which he contributed to the Company’s capital in April 2008.

In 2008 a current Officer, Bill Akrivos, advanced the Company $2,390 for working capital.

Commencing in April 2008 the Company began paying rent of $700 per month plus costs for office space under a month to month lease held in the name of a corporation under common control. Rent expense in 2008 was $2,610.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2008 and June 30, 2007 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2008	Fiscal year ended June 30, 2007
Audit fees (1)	$7,140	$3,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$7,140	$3,000

(1)

Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15 - EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10K:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	By-Laws

3.3(2)	Certificate of Amendment, as filed with the Nevada Secretary of State

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on October 2, 2007.

(2)	Filed as an exhibit to our Form 8-K filed with Commission on June 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCO ENERGY CORP.

By: /s/ Bill Akrivos

Bill Akrivos

President and Director

Date: October 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ William Goodwin

Director

October 10, 2008

William Goodwin

/s/ Charles Murchison

Director

October 10, 2008

Charles Murchison