Form 10-Q
period 2008-09-30
Alco Energy Corp.
filed 2008-11-14
CIK 1406243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-146441

ALCO ENERGY CORP.

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

At October 30, 2008, 31,150,000 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008

ALCO ENERGY CORP (STARTALE GROUP INC.)

 (A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ -	$ -
Prepaids	917	-

Total current assets	917	-

Total Assets	$ 917	$ -

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,800	$ 2,917
Due to related parties	6,932	2,390

Total current liabilities	8,732	5,307

Total Liabilities	8,732	5,307

Stockholders’ Equity
Capital stock
75,000,000 shares authorized, $0.001 par value
31,500,000 shares issued and outstanding
(June 30, 2007 – 15,000,000)	31,500	31,500
Additional paid in capital	18,921	18,921
Accumulated other comprehensive income	381	-
Deficit accumulated during the development stage	(58,617)	(55,728)

Total Stockholders’ Equity	(7,815)	(5,307)

Total Liabilities and Stockholders’ Equity	$ 917	$ -

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007

Revenue	$ -	$ -
Expenses:
Accounting and audit fees	$ -	$ 1,750
Consulting	-	2,700
General and Administrative	611	4,041
Management	-	1,500
Product development	-	2,000
Travel	-	2,028
Rent	2,278	-
	2,889	14,019
Loss from operations	(2,889)	(14,019)
Other income (expense)
Interest expense	(-)	(163)
Income (loss) before provision for income tax	(2,889)	(14,182)
Provision for income tax	-	-

Net income (loss)	$ (2,889)	$ (55,728)

Other Comprehensive Income
Foreign exchange gain on translation	381	-
Comprehensive Income (Loss)	$ (2,508)	$ (55,728)

Net income (loss) per share	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding	31,500,000	7,914,674

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007

Cash Flows From Operating Activities:
Net income (loss)	$ (2,889)	$ (14,182)

Adjustment to reconcile net income to net cash
provided by (used for) operating activities:
Security deposit	-	(225)
Prepaids	(917)	-
Foreign translation gain	381	-
Accounts payable and accrued liabilities	(1,117)	133
Accounts payable related parties	4,542	2,520

Net cash provided by (used for) operating activities	2,889	(11,754)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(1,622)

Net cash provided by (used for) investing activities	-	(1,622)

ALCO ENERGY CORP (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007

Cash Flows From Financing Activities:
Loan payable - related party	-	162
Proceeds from issuance of common stock (Net)	-	37,000

Net cash provided by (used for) financing activities	-	37,162

Net Increase (Decrease) In Cash	-	23,786

Cash At The Beginning Of The Period	-	11,293

Cash At The End Of The Period	$ -	$ 35,079

Supplemental Disclosure

Cash paid for:
Interest	$ -	$ -

Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended September 30, 2008

				Deficit
				Accumulated
				During the	Other
	Common Shares		Paid In	Development	Comprehensive
	Number	Par Value ($.001)	Capital	Stage	Income	Total

Balances, June 30, 2008	31,500,000	$ 31,500	$ 18,921	$ (55,728)	$ -	$ (5,307)

Foreign translation gain		-	-	-	381	381

Net loss for the period	-	-	-	(2,889)	-	(2,889)

Balances, September 30, 2008	31,500,000	$ 31,500	$ 18,921	$ (58,617)	$ 381	$ (7,815)

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2008

Note 1

Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on February 22, 2007 and its fiscal year end is June 30.  The Company is engaged in the design, manufacture and distribution of lifestyle inspired apparel, which will be sold through a network of wholesale accounts and retail outlets.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $7,715, and has an accumulated deficit of $58,617 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of common stock and related party loans and advances. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

From July 1, 2008 to September 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4

Related Party Transactions

a)

The due to related party amount of $6,932 as at September 30, 2008 represents office rent and general and administrative expenses that have been paid by Bill Akrivos on behalf of the Company.

b)

During the three month period ended September 30, 2008, the Company incurred rent and general office administration expenses of $2,889 which was paid by Bill Akrivos and is included in the due to related party amount as at September 30 ,2008.

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

The accompanying notes are an integral part of these financial statements

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Please refer to our 10-K filed with the SEC on October 10, 2008 for a more complete description of the risks associated with our company and business.

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

Results of Operations for the Three Month Period Ended September 30, 2008 and the Year Ended June 30, 2008

We did not earn any revenues for the Three Month Period Ended September 30, 2008 and the Year Ended June 30, 2008.

During the three month period ended September 30, 2008, we incurred operating expenses in the amount of $2,889. These operating expenses were comprised of rent of $2,278, and general and management expenses of $611.

During the Year Ended June 30, 2008, we incurred operating expenses in the amount of $44,631. These operating expenses were comprised of accounting and audit fees of $7,140, general and management expenses of $26,075, and transfer agent fees of $11,416

As at September 30, 2008, we had total assets of $917 and total liabilities of $8,732.  As at June 30, 2008, we had total assets of $0 and total liabilities of $5,307.

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

The due to related party amount of $6,932 as at September 30, 2008 represents office rent and general and administrative expenses that have been paid by Bill Akrivos on behalf of the Company.

During the three month period ended September 30, 2008, the Company incurred rent and general office administration expenses of $2,889 which was paid by Bill Akrivos and is included in the due to related party amount as at September 30 ,2008

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company has not generated revenue since inception.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.  However, we do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities

Item 4 Controls and Procedures

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of September 30, 2008 for this Form 10-Q. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended September 30, 2008 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

Item 4(A)T. Controls and Procedures.

Not applicable

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)

There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended September 30, 2008, or subsequent period through the date hereof, which was not so reported.

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

Dated: November 14, 2008