Form 10-Q
period 2008-12-31
Alco Energy Corp.
filed 2009-02-17
CIK 1406243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

ALCO ENERGY CORP (STARTALE GROUP INC.)

 (A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$-
Prepaids	1,407	-

Total current assets	1,407	-

Total Assets	$1,407	$-

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,415	$2,917
Due to related parties	11,494	2,390

Total current liabilities	14,909	5,307

Total Liabilities	14,909	5,307

Stockholders’ Equity
Capital stock
75,000,000 shares authorized, $0.001 par value
31,500,000 shares issued and outstanding
(June 30, 2007 – 15,000,000)	31,500	31,500
Additional paid in capital	18,921	18,921
Accumulated other comprehensive income	-	-
Deficit accumulated during the development stage	(63,923)	(55,728)

Total Stockholders’ Equity	(13,502)	(5,307)

Total Liabilities and Stockholders’ Equity	$1,407	$-

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Revenue	$-	$-	$-	$-

Expenses:
Accounting and audit fees	1,500	890	1,500	2,640
Consulting	-	5,000	-	5,000
General and Administrative	1,021	1,080	1,632	5,121
Management	-	1,500	-	3,000
Transfer agent fees	972	11,016	972	11,016
Product development	-	1,000	-	3,000
Travel	-	865	-	2,893
Rent	1,813	-	4,091	1,813

Loss from operations	(5,306)	(21,351)	(8,195)	(33,670)
Other income (expense)
Interest expense	-	163	-	326
Amortization expense	-	24	-	24
Income (loss) before provision for income tax	(5,306)	(21,538)	(8,195)	(33,020)
Provision for income tax	-	-	-	-

Net income (loss)	($5,306)	($21,538)	($8,195)	($33,020)

Other Comprehensive Income
Foreign exchange gain on translation	(381)	-	-	-
Comprehensive Income (Loss)	($5,687)	($21,538)	($8,195)	($33,020)

Net income (loss) per share	($0.00)	($0.01)	($0.00)	($0.01)

Weighted average number of common shares outstanding	31,500,000	10,500,000	31,500,000	9,207,337

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	($5,306)	($21,538)	($8,195)	($33,020)

Adjustment to reconcile net income to net cash provided by (used for) operating activities:
Amortization	-	24	-	24
Security deposit	-	-	-	(225)
Prepaids	(490)	(1,500)	(1,407)	(1,500)
Foreign translation gain	(381)	-	-	-
Accounts payable and accrued liabilities	115	(1,064)	(1,002)	(931)
Accounts payable related parties	6,062	(1,076)	10,604	1,444
Net cash provided (used for) operating activities	-	(22,454)	-	(34,208)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	-	-	(1,622)

Cash Flows From Financing Activities:
Loan payable - related party	-	163	-	325
Proceeds from issuance of common stock (Net)	-	(6,807)	-	30,193
Net cash provided by (used for) financing activities	-	(6,644)	-	30,518

Net Increase (Decrease) In Cash	-	(29,098)	-	(5,312)
Cash At The Beginning Of The Period	-	35,079	-	11,293
Cash At The End Of The Period	$-	$5,981	$-	$5,981

Supplemental Disclosure

Cash paid for:
Interest	$-	$163	$-	$326
Income taxes	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

For the six months ended December 31, 2008

	Number of Common Shares	Par Value of Common Shares ($.001)	Paid In Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Total

Balances, June 30, 2008	31,500,000	$31,500	$18,921	($55,728)	$- -	($5,307)

Foreign translation gain	-	-	-	-	381	381

Net loss for the period	-	-	-	(2,889)	-	(2,889)

Balance, September 30, 2008	31,500,000	$31,500	$18,921	($58,617)	$381	($7,815)

Foreign translation gain (loss)	-	-	-	-	(381)	(381)

Net loss for the period	-	-	-	(5,306)	-	(5,306)

Balance, December 31, 2008	31,500,000	$31,500	$18,921	($63,923)	$-	($13,502)

The accompanying notes are an integral part of these financial statements

ALCO ENERGY CORP. (FORMERLY STARTALE GROUP INC.)

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

Note 1

Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on February 22, 2007 and its fiscal year end is June 30.  The Company is engaged in the design, manufacture and distribution of lifestyle inspired apparel, which will be sold through a network of wholesale accounts and retail outlets.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $13,502, and has an accumulated deficit of $63,923 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of common stock and related party loans and advances. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

December 31, 2008

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

December 31, 2008

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

December 31, 2008

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

December 31, 2008

From July 1, 2008 to September 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4

Related Party Transactions

a)

The due to related party amount of $9,516 as at December 31, 2008 represents office rent and general and administrative expenses that have been paid by Bill Akrivos on behalf of the Company.

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

Results of Operations for the Three Month Period Ended December 31, 2008, Six Month Period Ended December 31, 2008, and the Year Ended June 30, 2008

We did not earn any revenues for the Six Month Period Ended December 31, 2008 and the Year Ended June 30, 2008.

During the three month period and six month period ended December 31, 2008, we incurred operating expenses in the amount of $5,306 and $8,195, respectively. These operating expenses were comprised of rent of $1,813 and $4,091, and general and management expenses of $1,021 and $1,632, respectively.

During the Year Ended June 30, 2008, we incurred operating expenses in the amount of $44,631. These operating expenses were comprised of accounting and audit fees of $7,140, general and management expenses of $26,075, and transfer agent fees of $11,416

As at December 31, 2008, we had total assets of $1,407 and total liabilities of $14,909.  As at June 30, 2008, we had total assets of $0 and total liabilities of $5,307.

Commencing in April 2008 the Company began paying rent of $700 per month plus costs for office space under a month to month lease held in the name of a corporation under common control.

The due to related party amount of $10,518 as at December 31, 2008 represents office rent and general and administrative expenses that have been paid by Bill Akrivos on behalf of the Company.

During the three month period ended December 31, 2008, the Company incurred rent and general office administration expenses of $5,306 which was paid by Bill Akrivos and is included in the due to related party amount as at December 31 ,2008

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2008, the Company had no cash balance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.  However, we do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of December 31, 2008 for this Form 10-Q. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended December 31, 2008 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

Item 4(A)T. Controls and Procedures.

Not applicable

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)

There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended December 31, 2008, or subsequent period through the date hereof, which was not so reported.

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

Dated: February 13, 2009