Form 10-K
period 2009-06-30
A&J Capital Venture Group, Inc.
filed 2009-11-10
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2009

[ ] Transition Report Pursuant to Section 13or 15(d) of

The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-146441

A&J VENTURE CAPITAL GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

(State of Incorporation)

75-3260541

(IRS Employer ID Number)

Sickingenstrasse 18, Heidelberg, Germany, 69126

(Address of principal executive offices)

+49 6221 7195661

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $810,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares

Class as of September 29, 2009

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

•

our liquidity and ability to finance our products,

•

acquisition and development strategies;

•

market conditions in the implant industry;

•

the impact of government regulation;

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Our name was changed to Alco Energy Inc. effective May 21, 2008 and on June 4, 2009 the name was changed to A & J Venture Capital Group, Inc.

Our principal offices are located at Sickingenstrasse 18, Heidelberg, Germany, 69126.  Our telephone number is +49 6221 7195661.

Our Business

The Company was engaged in the design, manufacture and distribution of lifestyle inspired apparel, which will be sold through a network of wholesale accounts and retail outlets up to the last fiscal quarter ending March 31, 2008.  We have discontinued our packaging design for outerwear and underwear and since August 2009 we have decided not to pursue a variety of oil and gas interests in the State of Tennessee.

The business of A&J Venture Capital Group is the total or partial takeover of Chinese SME´s with the scope of restructuring and improving their performance through the thorough application of modern management techniques.  This is achieved through A&J Venture Capital Group´ own staff or through the development of the subsidiaries existent staff.  A dynamically tailored package of activities design the Company will lead the subsidiaries to development stage.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company will compete with consulting managerial services and it will not be differentiating itself from the foregoing, but merely compete with them. The managerial consulting market is a large fragmented market and may be difficult to penetrate. The Company competitive position within the industry is negligible in light of the fact. Older, well-established consulting firms with records of success currently attract customers. The Company expects to compete with them on the basis of the range of advisory services and the quality of advisory services that the Company intends to provide. At this time, our principal method of competition will be through personal contact with potential clients with whom Anreas Klimm has an existing relationship.  Mr. Klimm, the Company’s sole officer and director will be devoting approximately 40 hours a week of his time to its operations.

Dependence on One or a Few Major Customers

The Company presently has no customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

At present, the Company has no patents, trademarks, licenses, franchises, concessions or royalty agreements.

The Company’s web site www.ajvcap.com is copyrighted under United States law and is a registered domain name owned directly by the Company.

Need For Governmental Approval of Principal Products or Services

None of the principal products or services offered by the Company requires governmental approval.

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

We lack an operating history and have losses which we expect to continue into the future.

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on February 28, 2007 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on February 28, 2007 to June 30, 2009 is $74,849. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

If we do not obtain additional financing, our business may fail.

Our business plan calls for ongoing expenses in connection with the marketing and sales of our apparel line. We have not generated any revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

We have no clients and we cannot guarantee we will ever have any. Even if we obtain clients, there is no assurance that we will make a profit.

We have no clients. We have not identified any clients and we cannot guarantee we ever will have any. If we are unable to attract enough clients, we will have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our services to potential clients. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our website and personal contacts to potential clients. The promotion of our services via our website is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to buy our services to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting purveyors and clients and result in a lack of revenues that may cause us to suspend or cease operations.

Our sole officer and director, Andreas Klimm, will only be devoting limited time to our operations. Mr. Klimm will be devoting approximately 40 hours per week of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

Because our management does not have prior experience in the marketing services via the Internet, we may have to hire individuals or suspend or cease operations.

Because our management does not have prior experience in the marketing services via the Internet, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

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

Our director and sole officer, Andreas Klimm, is not resident of the United States. Consequently, it may be difficult for investors to affect service of process on Mr. Klimm in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Klimm based on the civil liability provisions of the United States securities laws. Since all our assets are located in Germany it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in Germany.

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal offices are located at Sickingenstrasse 18, Heidelberg, Germany, 69126.  Our telephone number is +49 6221 7195661. We are not obligated under any long term operating leases.

ITEM 3 - LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings which involve A&J Venture Capital Group, Inc., Directors or Officers. Our Bylaws provide that we shall have a minimum of one director. There is no stated maximum number of directors allowed but such number may be fixed from time to time by action of the stockholders or of the directors. Our address for service of process in Nevada is 1802 N Carson St., Suite 212, Carson City NV 89701.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently listed on the OTC Bulletin Board under the symbol “AJVE.” Prior to August 21, 2009, the Company’s stock was listed on the OTC Bulletin Board under the symbols “ACOE” and “SLEG”.

For the period from November 12, 2007 to date, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High Price	Low Price
November 12, 2007 December 31, 2007	n/a	n/a
January 1, 2008 – March 31, 2008	n/a	n/a
April 1, 2008 June 30, 2008	n/a	n/a
July 1, 2008 – September 30, 2008	n/a	n/a
October 1, 2008 – December 31, 2008	$1	$0.01
January 1, 2008 – March 31, 2008	$1	$0.01
April 1, 2008 June 30, 2008	$1	$0.01

Recent Sales of Unregistered Securities

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

Holders

As of June 30, 2009, we have 31,500,000 shares of our Common Stock issued and outstanding held by 26 shareholders of record.

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

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which the Company has prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Plan of Operations

Alco Energy’s strategy is to pursue total or partial takeover of Chinese SME´s with the scope of restructuring and improving their performance through the thorough application of modern management techniques.  This will be achieved through A&J Venture Capital Group´ own staff or through the development of the subsidiaries existent staff.  A dynamically tailored package of activities design the Company will lead the subsidiaries to development stage.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period; we anticipate spending $20,000 on professional fees attributable to fulfilling our reporting obligations under the federals securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditor’s have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2009.

Results of Operations for the Year Ended June 30, 2008 and the Year Ended June 30, 2009

We did not earn any revenues for the Year Ended June 30, 2009 and 2008.

During the year ended June 30, 2009, we incurred operating expenses in the amount of $19,016. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees.  This compared to operating expenses of $44,631 for the year ended June 30, 2008.

As at June 30, 2009, we had total assets of $0 and total liabilities of $4,638 compared total assets of $0 and $5,307 as of June 30, 2008.

Our previous President contributed outstanding debt to capital during the years ended June 30, 2009 and 2008, in the amounts of $19,790 and $15,228, respectively. During the period ended June 30, 2007, the former President of the Company provided a $10,000 loan to the Company. The loan was unsecured and bore interest at 6.45% per annum. The $10,000 loan and $504 in accrued interest plus $6,297 in working capital advances, less fixed assets of $1,573 exchanged against the advances, left a balance due to the former President of $15,228, which he contributed to the Company’s capital in April 2008.

During the year ended June 30, 2009, our former President contributed $19,790 for advances owed to him by the Company, including $2,390 from 2008 and additional advances in 2009 of $17,400.

Since we did not have a bank account, we were advanced funds for our overhead and operating expenses by our President since our inception, February 22, 2007. During the years ended June 30, 2009 and 2008, the former President was credited with various incurred general and administration fees of $17,400, and various fees of $7,090, respectively.

The former President of the Company provided management services to the Company at $500 per month, with $4,500 in fiscal year 2008, which we consider to be the fair value for such items. In 2008, the same officer advanced the Company $2,390 for working capital.

Our current President was credited with advancing $689 for corporate fees in the year ended June 30, 2009. We also accrued $1,500 for consulting fees and $950 for rent for our office space, as further described in Note 3, for the same officer. No accruals to our President have been paid since he took office in 2009.  As of June 30, 2009 we owed our President $2,450 in accounts payable – related party, and $689 in shareholder advances.

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $5,464 and $2,610 for the years ended June 30, 2009 and 2008, respectively.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2009, the Company had no cash balance.

Through June 30, 2009, we had sold $42,000 in equity securities to pay for our business operations. We sold 13,500,000 shares of common stock to 30 unaffiliated shareholders on August 23, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration

Statement on the Form SB-2 for this offering on October 2, 2007 and became effective on October 12, 2007. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.  Also, we sold 18,000,000 shares of common stock to our officer and directors on June 29, 2007 and August 6, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

Contractual Obligations

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $5,464 and $2,610 for the years ended June 30, 2009 and 2008, respectively.  Future commitments pursuant to non-cancelable operating leases as of June 30, 2009 are set forth below:

2010

$ 10,445.

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

N/A

ITEM 8 - FINANCIAL STATEMENTS

The following audited financial statements of the Company are included in this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets, for the years ended June 30, 2009 and 2008

Statements of Operations for the years ended June 30, 2009 and 2008, and cumulative during development stage from February 22, 2007 (inception) through June 30, 2009

Statements of Stockholders' (Deficit) for the period from February 22, 2007 (inception)

through June 30, 2009

Statements of Cash Flows for the years ended June 30, 2009 and 2008, and cumulative during development stage from February 22, 2007 (inception) through

June 30, 2009

Notes to Financial Statements

F-6 to F-11

To the Board of Directors and Shareholders

A & J Venture Capital Group, Inc.

Heidelberg, Germany

Report of Independent Registered Public Accounting Firm

I have audited the balance sheet of A & J Venture Capital Group, Inc. as of June 30, 2009 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A & J Venture Capital Group, Inc as of June 30, 2009, the results of operations and it’s cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The Company has a working capital deficiency of $4,638 a net loss of $19,121 and a shareholders’ deficit of $74,849.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ R. R. Hawkins and Associates International

Los Angeles, CA

October 30, 2009

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

June 30,
2009

ASSETS

TOTAL CURRENT ASSETS	$-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$1,500
Accounts payable - Related party	2,450
Shareholder advances	689

TOTAL CURRENT LIABILITIES	4,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 31,500,000 issued and outstanding	31,500
Paid in Capital	38,711
(Deficit) accumulated during the development stage	(74,849)

Total Stockholders' (Deficit)	(4,638)

Total Liabilities and Stockholders' (Deficit)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
F-2

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

		Cumulative
		from
		February 22, 2007
	For the years ended	(Inception)
	June 30,	to
	2009	June 30, 2009

REVENUES	$ -	$ -

EXPENSES
General and administrative	(19,121)	(74,345)

Total expenses	(19,121)	(74,345)

Interest Expense	-	(504)

NET (LOSS)	$ (19,121)	$ (74,849)

NET (LOSS) PER SHARE - BASIC	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,500,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F-3

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' DEFICIT

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-

Shares issued for cash at $0.000333 per share on June 2007	15,000,000	15,000	(10,000)		5,000

Net (loss) for the period				(10,611)	(10,611)
Balances, June 30, 2007	15,000,000	15,000	(10,000)	(10,611)	(5,611)

Shares issued for cash at $0.000333 per share on August 1, 2007	3,000,000	3,000	(2,000)		1,000

Shares issued for cash in a private placement at $0.000333 per share on August 1, 2007, net of offering costs	13,500,000	13,500	15,693		29,193

Related party debt contributed to capital			15,228		15,228

Net (loss) for the year				(45,117)	(45,117)
Balances, June 30, 2008	31,500,000	31,500	18,921	(55,728)	(5,307)

Related party debt contributed to capital			19,790		19,790

Net (loss) for the year				(19,121)	(19,121)
Balances, June 30, 2009	31,500,000	$31,500	$38,711	$(74,849)	$(4,638)

The accompanying notes are an integral part of these financial statements

F-4

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

		Cumulative
		from
		February 22, 2007
	For the years ended	(Inception)
	June30,	to
	2009	June 30, 2009

OPERATING ACTIVITIES
Net (loss)	$ (19,121)	$ (74,849)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation	-	49
Changes in operating assets and liabilities
Accounts payable	(1,417)	(303)
Accounts payable - Related party	60	5,157

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,478)	(69,946)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,622)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(1,622)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	35,193
Proceeds from shareholder loan payable	20,478	36,375

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,478	71,568

NET INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company	$19,790	$ 36,591
Property and equipment net of depreciation exchanged for debt	-	(1,573)
Shareholder's debt contributed to capital	(19,790)	(35,018)
	$ -	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F-5

A & J VENTURE CAPITAL GROUP, INC.

(FORMERLY ALCO ENERGY CORP.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

For the years ended June 30, 2009 and 2008

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History, Nature of Operations and Basis of Presentation

A & J Venture Capital Group, Inc. (the Company, we, us, our), formerly known as Alco Energy Corp. and Startale Group, Inc., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed February 22, 2007. Since inception it has had no operations. We are in the process of establishing ourselves as a company that will focus its operations on providing consulting to public companies interested in establishing business contacts in China, and brokering business contracts between business partners in the United States and Europe and business partners in China in fulfillment of our business plan. We plan to generate revenue from the commission fees we will charge for establishing the business contracts upon acceptance of them by each party. The Company’s year-end is June 30.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses in 2009 and 2008.

As of June 30, 2009 we have a working capital deficit of $4,638, stockholders’ deficit of $4,638 and accumulated deficit of $74,849. During 2009 we had a net loss of $19,121 and cash used in operating activities of $20,478. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Equivalents

We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, “Earnings per Share”.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments consist of cash at fair market value.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and assumptions.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars; the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is reported in the income statement.

Recently Issued Accounting Standards

Below is a listing of the most recent accounting standards and their effect on the Company.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective July 1, 2008, we adopted SFAS No. 157, and have determined that it will not have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, the “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective July 1, 2008, we adopted SFAS No. 159, and have determined that it will not have a material effect on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. SFAS No. 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. SFAS No. 168 provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on our results of operations or financial position.

NOTE 2 – INCOME TAXES

The net operating loss carryforward is the only component of deferred tax assets for income tax purposes as of June 30, 2009, of approximately $11,227 which was reduced to zero after considering the valuation allowance of $11,227, since there is no assurance of future taxable income.

The net operating loss carryforward as of June 30, 2009 expires as follows:

Expiring Year	Amount
2027	$ 10,611
2028	45,117
2029	19,121

Total	$ 74,849

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

The following is an analysis of deferred tax assets as of June 30, 2009:

                 Deferred           Valuation

                Tax Assets        Allowance          Balance

Deferred tax assets at June 30, 2008

   $      8,359            $ (8,359)            $  -0-

Additions for the year

                                      2,868               (2,868)                 -0-

Deferred tax assets at June 30, 2009

      $  11,227         $ (11,227)            $   -0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended June 30:

             2009

   2008

Expected income tax (benefit) at

   Federal statutory tax rate -15%                                                 $ (2,868)

$ (6,768)

Permanent differences

                                 - 0 -

         - 0 -

Valuation allowance                                                                         2,868

     6,768

                      ________

Income tax expense                                                                     $   - 0 -   .                   $   - 0 -

Since no income tax returns have been filed as of June 30, 2009, all unfiled years are subject to examination by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Income Tax Returns

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

Operating Leases

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $5,464 and $2,610 for the years ended June 30, 2009 and 2008, respectively.  Future commitments pursuant to non-cancelable operating leases as of June 30, 2009 are set forth below:

2010

$ 10,445

During the year ended June 30, 2009, we consummated a new operating lease for office space. Below is a table describing the terms of the lease the amounts of which are incorporated in the above table:

Location

Start Date

End Date

Monthly base rent

Heidelberg, Germany

June 1, 2009

May 31, 2010

      $ 950

During the year ended June 30, 2009, we also paid rent on a monthly basis for office space. Below is a table describing the terms of the lease the amounts of which are incorporated in the above table:

Location

Start Date

End Date

Monthly base rent

Toronto, Canada

June 1, 2008

May 31, 2009

      $ 411

NOTE 4 – EQUITY TRANSACTIONS

Common Stock

On June 24, 2008, the Company executed the previously announced 3 for 1 stock split of the outstanding common shares.  The numbers of common shares issued and outstanding in these financial statements have been restated to give effect to this stock split.

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

No other placements of common stock were completed for the year ending June 30, 2009.

Related Party Debt Contributed To Capital

Our previous President contributed outstanding debt to capital during the years ended June 30, 2009 and 2008, in the amounts of $19,790 and $15,228, respectively. During the period ended June 30, 2007, the former President of the Company provided a $10,000 loan to the Company. The loan was unsecured and bore interest at 6.45% per annum. The $10,000 loan and $504 in accrued interest plus $6,297 in working capital advances, less fixed assets of $1,573 exchanged against the advances, left a balance due to the former President of $15,228, which he contributed to the Company’s capital in April 2008.

 During the year ended June 30, 2009, our former President contributed $19,790 for advances owed to him by the Company, including $2,390 from 2008 and additional advances in 2009 of $17,400.

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

Since we did not have a bank account, we were advanced funds for our overhead and operating expenses by our President since our inception, February 22, 2007. During the years ended June 30, 2009 and 2008, the former President was credited with various incurred general and administration fees of $17,400, and various fees of $7,090, respectively.

The former President of the Company provided management services to the Company at $500 per month, with $4,500 in fiscal year 2008, which we consider to be the fair value for such items. In 2008, the same officer advanced the Company $2,390 for working capital.

Our current President was credited with advancing $689 for corporate fees in the year ended June 30, 2009. We also accrued $1,500 for consulting fees and $950 for rent for our office space, as further described in Note 3, for the same officer. No accruals to our President have been paid since he took office in 2009.  As of June 30, 2009 we owed our President $2,450 in accounts payable – related party, and $689 in shareholder advances.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the year ended June 30, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Title
Andreas Klimm	31	Director and Sole Officer

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

On May 20, 2009, Bill Akrivos resigned all of his director and officer positions.

On May 20, 2009, Andreas Klimm was appointed as President, Secretary, and Chief Financial Officer.

Andreas Klimm, Director

Mr. Andreas Klimm has 14 years of experience in the United States American financial markets. He was involved in many M&A operations in greater China and has a sound experience in the particularities of Chinese companies interested in US American investments. His broad knowledge of the inner workings of the US Stock Markets and his wide network of CEO´s of companies in China looking for investments are an indispensable resource for the company. His profound trading competencies and knowledge about trading patterns is essential for the success of the planned going public of the subsidiaries. He previously served for public listed Companies and was responsible for Investor and Public Relations in Europe with main focus Germany.

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

Code of Ethics and Conduct

We currently have a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 and has been filed as Exhibit 14.1 to the Form 10-K. The Code will be designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•

Compliance with applicable governing laws, rules and regulations;

•

The prompt internal reporting of violations of the Code to the appropriate person or persons; and

•

Accountability for adherence to this Code.

This Code will require the highest standard of ethical conduct and fair dealing of its Chief Financial Officers. While this policy is intended to only cover the actions of our chief executive office as required under Sarbanes-Oxley, we expect that our other officers, directors and employees will also review the Code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders.

Our Chief Executive Officer is committed to conducting business in accordance with the highest ethical standards. Our Chief Executive Officer must comply with all applicable laws, rules and regulations. Furthermore, our Chief Executive Officer must not commit an illegal or unethical act, or instruct or authorize others to do so.

Corporate Governance

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

We do not have a financial expert serving on our audit committee due its limited operations and available cash.

ITEM 11 - EXECUTIVE COMPENSATION

There was no compensation given to Bill Akrivos and Andreas Klimm for the past two fiscal years. No other executive officers earned more than $100,000 per year at the end of the last completed fiscal year.

Mr. Bill Akrivos served as sole officer until May 20, 2009 at which time Mr. Andreas Klimm was elected as sole officer. We do not have any other executive officers.

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Andreas Klimm.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended June 30, 2009. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on June 30, 2009.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended June 30, 2009, or (ii) since the end of our most recent fiscal year on June 30, 2009.

Outstanding Stock Options

None of our directors or officers held any options to purchase any shares of our common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on June 30, 2009 (after giving effect to the above transaction) based on 31,500,000 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Billion Key International Ltd. (1) Sickingenstrasse 18 69126 Heidelberg, Germany	18,000,000	57.14%

Common Stock	Andreas Klimm (1)	18,000,000	57.14%
	Director Sickingenstrasse 18 69126 Heidelberg, Germany

Common Stock	Directors and Officers	18,000,000	57.14%

(1)

Billion Key International Ltd. is a British Virgin Island Corporation. Andreas Klimm is the sole officer and director of Billion Key International Ltd. and may be deemed to beneficially own securities owned by Billion Key International Ltd.

Changes in Control

On May 7, 2009, Billion Key International Ltd. purchased an aggregate amount of 18,000,000 common shares of our common stock from Bill Akrivos, our Director and Sole Officer, KY-TENN Oil, Inc., an affiliated shareholder, and a non-affiliated shareholder in a private transaction.

There are currently no arrangements which may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our previous President contributed outstanding debt to capital during the years ended June 30, 2009 and 2008, in the amounts of $19,790 and $15,228, respectively. During the period ended June 30, 2007, the former President of the Company provided a $10,000 loan to the Company. The loan was unsecured and bore interest at 6.45% per annum. The $10,000 loan and $504 in accrued interest plus $6,297 in working capital advances, less fixed assets of $1,573 exchanged against the advances, left a balance due to the former President of $15,228, which he contributed to the Company’s capital in April 2008.

During the year ended June 30, 2009, our former President contributed $19,790 for advances owed to him by the Company, including $2,390 from 2008 and additional advances in 2009 of $17,400.

Since we did not have a bank account, we were advanced funds for our overhead and operating expenses by our President since our inception, February 22, 2007. During the years ended June 30, 2009 and 2008, the former President was credited with various incurred general and administration fees of $17,400, and various fees of $7,090, respectively.

The former President of the Company provided management services to the Company at $500 per month, with $4,500 in fiscal year 2008, which we consider to be the fair value for such items. In 2008, the same officer advanced the Company $2,390 for working capital.

Our current President was credited with advancing $689 for corporate fees in the year ended June 30, 2009. We also accrued $1,500 for consulting fees and $950 for rent for our office space, as further described in Note 3, for the same officer. No accruals to our President have been paid since he took office in 2009.  As of June 30, 2009 we owed our President $2,450 in accounts payable – related party, and $689 in shareholder advances.

Beginning June 1, 2009, we leased office space from our current President under a non-cancellable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $5,464 and $2,610 for the years ended June 30, 2009 and 2008, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2009 and June 30, 2008 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2009		Fiscal year ended June 30, 2008
Audit fees (1)	$		$7,140
Audit-related fees (2)		0	0
Tax fees (3)		0	0
All other fees (4)		0	0
Total fees	$		$7,140

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

A&J VENTURE CAPITAL GROUP, INC.

By: /s/ Andreas Klimm

Andreas Klimm

President and Director

Date: November 10, 2009

29