Form 10-Q
period 2009-09-30
A&J Capital Venture Group, Inc.
filed 2009-11-16
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the First Quarter Ended September 30, 2009

☐ Transition Report Pursuant to Section 13or 15(d) of The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-146441

A&J VENTURE CAPITAL GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-3260541
(State of Incorporation)	(IRS Employer ID Number)

Sickingenstrasse 18, Heidelberg, Germany, 69126

(Address of principal executive offices)

+49 6221 7195661

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common

Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act):  Yes ☐  No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part II, Item 6.

A&J VENTURE CAPITAL GROUP, INC.

TABLE OF CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	4

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2009 and 2009, cumulative during development stage from February 22, 2007 (inception) through June 30, 2009	5

	Unaudited Statements of Stockholders’ (Deficit) for the period from February 22, 2007 (inception) through September 30, 2009	6

	Unaudited Condensed Statements of Cash Flows for the three months ended September 30, 2009 and 2008, and cumulative during development stage from February 22, 2007 (inception) through September 30, 2009	7

	Notes to Condensed Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4T.	Controls and Procedures	13

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	13

ITEM 1A.	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

ITEM 3.	Defaults Upon Senior Securities	13

ITEM 4.	Submission of Matters to a Vote of Security Holders	13

ITEM 5.	Other Information	13

ITEM 6.	Exhibits	13

SIGNATURE		13

 PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$ 44,055	$ -
Deferred Expenses	35,215	-
TOTAL CURRENT ASSETS	79,270	-

TOTAL ASSETS	$ 79,270	$ -

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$ 5,487	$ 1,500
Accounts payable - Related party	6,000	2,450
Shareholder advances	84,815	689

TOTAL CURRENT LIABILITIES	96,302	4,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 31,500,000 issued and outstanding	31,500	31,500
Paid in Capital	38,711	38,711
(Deficit) accumulated during the development stage	(87,242)	(74,849)
Total Stockholders' (Deficit)	(17,031)	(4,638)

Total Liabilities and Stockholders' (Deficit)	$ 79,270	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2009	2008	September 30, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Amortization	(4,785)	-	(4,785)
Accounting and Audit fees	(1,710)	-	(20,050)
Consulting Fees	(4,500)	-	(11,000)
Rent expense	(2,855)	(2,278)	(10,929)
General and administrative	(449)	(611)	(41,880)

Total expenses	(14,299)	(2,889)	(88,644)

Exchange gain/ (loss)	1,906	-	1,906
Interest Expense	-	-	(504)

NET (LOSS)	$ (12,393)	$ (2,889)	$ (87,242)

OTHER COMPREHENSIVE INCOME
Foreign exchange gain on translation	-	381	-

COMPREHENSIVE INCOME (LOSS)	$ (12,393)	$ (2,508)	$ (87,242)

NET (LOSS) PER SHARE - BASIC	$ (0.01)	$ (0.01)
NET (LOSS) PER SHARE - INCEPTION	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,500,000	31,500,000
WEIGHTED AVERAGE NUMBER OF COMMON SHARES SINCE INCEPTION	31,500,000	31,500,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' DEFICIT

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.000333 per share on June 2007	15,000,000	15,000	(10,000)		5,000

Net (loss) for the period				(10,611)	(10,611)
Balances, June 30, 2007	15,000,000	15,000	(10,000)	(10,611)	(5,611)

Shares issued for cash at $0.000333 per share on August 1, 2007	3,000,000	3,000	(2,000)		1,000

Shares issued for cash in a private placement at $0.000333 per share on August 1, 2007, net of offering costs	13,500,000	13,500	15,693		29,193

Related party debt contributed to capital			15,228		15,228

Net (loss) for the year				(45,117)	(45,117)
Balances, June 30, 2008	31,500,000	31,500	18,921	(55,728)	(5,307)

Related party debt contributed to capital			19,790		19,790

Net (loss) for the year				(19,121)	(19,121)
Balances, June 30, 2009	31,500,000	31,500	38,711	(74,849)	(4,638)

(unaudited)
Net (loss) for the period				(12,393)	(12,393)
Balances, September 30, 2009	31,500,000	$ 31,500	$ 38,711	$ (87,242)	$ (17,031)
(unaudited)

The accompanying notes are an integral part of these financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2009	2008	September 30, 2009
OPERATING ACTIVITIES
Net (loss)	$ (12,393)	$ (2,889)	$ (87,242)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Foreign translation gain		381
Depreciation	-	-	49
Changes in operating assets and liabilities
Accounts payable	3,987	(1,117)	3,684
Accounts payable - Related party	3,550	4,542	8,707
Prepaid expenses		(917)
Deferred Charges	(35,215)		(35,215)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(40,071)	-	(110,017)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,622)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	(1,622)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	35,193
Proceeds from shareholder loan payable	84,126	-	120,501

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,126	-	155,694

NET INCREASE (DECREASE) IN CASH	44,055	-	44,055

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$ 44,055	$ -	$ 44,055

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company			$ 36,486
Property and equipment net of depreciation exchanged for debt			(1,573)
Shareholder's debt contributed to capital			(34,913)
			$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A & J VENTURE CAPITAL GROUP, INC.

(FORMERLY ALCO ENERGY CORP.)

 (A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2009 and 2008

(Unaudited)

Note 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and the results of its operations and cash flows for the three months ended September 30, 2009 have been made.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010.

These condensed financial statements should be read in conjunction with the financial statements and notes for the years ended June 30, 2009, thereto contained in the Company’s Form 10-K.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses in 2009 and 2008.

As of September 30, 2009 we have a working capital deficit of $17,032, stockholders’ deficit of $17,031 and accumulated deficit of $87,242. During the period ending September 30, 2009 we had a net loss of $12,393 and cash used in operating activities of $40,071. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

For the period ending September 30, 2009, we accrued $4,500 for consulting fees for our President. We also paid $2,855 rent for our office space in Heidelberg, Germany, to the same officer. As of September 30, 2009, we owed our President $6,000 in accounts payable – related party, and $689 in shareholder advances.

On July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand, and is therefore classified as a current liability, and bears no interest.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with our financial statements and the related notes included in this Form 10-Q.  Some of the information contained in this section or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements.

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

Plan of Operations

A & J Venture Capital, Inc.’s strategy is to pursue total or partial takeover of Chinese SME´s with the scope of restructuring and improving their performance through the thorough application of modern management techniques.  This will be achieved through A&J Venture Capital Group´s own staff or through the development of the subsidiaries existent staff.  A dynamically tailored package of activities design the Company will lead the subsidiaries to development stage.

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

Results of Operations for the Three Months Ended September 30, 2009 and the Three Months Ended September 30, 2008

We did not earn any revenues for the period ended September 30, 2009 and 2008.

During the three months ended September 30, 2009, we incurred operating expenses in the amount of $12,393. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees.  This compared to operating expenses of $2,889 for the three months ended September 30, 2008.

As of September 30, 2009, we had total assets of $79,270 and total liabilities of $96,302 compared total assets of $0 and $4,638 as of June 30, 2009.

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

Our current President was credited with advancing $689 for corporate fees in the year ended June 30, 2009. We also accrued $1,500 for consulting fees and $950 for rent for our office space  for the same officer. No accruals to our President have been paid since he took office in 2009.  As of June 30, 2009 we owed our President $2,450 in accounts payable – related party, and $689 in shareholder advances. For the period ending September 30, 2009, we accrued $4,500 for consulting fees for our President. We also paid $2,855 rent for our office space in Heidelberg, Germany, to the same officer. As of September 30, 2009, we owed our President $6,000 in accounts payable – related party, and $689 in shareholder advances.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations for the Three Months Ended September 30, 2009 and the Three Months Ended September 30, 2009 - continued

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

Liquidity and Capital Resources

As of September 30, 2009 the Company had a cash balance of $44,055, and as of June 30, 2009, the Company had no cash balance.

On July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand and bears no interest.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 4T - CONTROLS AND PROCEDURES

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being August 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be ITEM 4T - CONTROLS AND PROCEDURES - continued

considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

 PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 1A - RISK FACTORS

Not Required

ITEM 2. -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	By-Laws

3.3(2)	Certificate of Amendment, as filed with the Nevada Secretary of State

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on October 2, 2007.

(2)	Filed as an exhibit to our Form 8-K filed with Commission on June 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A&J VENTURE CAPITAL GROUP, INC.

Date: November 16, 2009	By:	/s/ Andreas Klimm
Name: Andreas Klimm
Title: