Form 10-Q
period 2009-12-31
A&J Capital Venture Group, Inc.
filed 2010-02-16
CIK 1406243

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-146441

A&J VENTURE CAPITAL GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

75-3260541

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer ID No.)

444 Seabreeze Blvd., Suite 660, Daytona Beach, FL

32118

(Address of principal executive offices)

(Zip code)

Issuer's telephone number: +49 6221 7195661

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

At February 14, 2010, 31,500,000 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

A&J VENTURE CAPITAL GROUP, INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	3

	Unaudited Condensed Statements of Operations for the three and six months ended September 30, 2009 and 2009, cumulative during development stage from February 22, 2007 (inception) through June 30, 2009	4

	Unaudited Condensed Statements of Cash Flows for the six months ended September 30, 2009 and 2008, and cumulative during development stage from February 22, 2007 (inception) through September 30, 2009	5

	Unaudited Statements of Stockholders’ (Deficit) for the period from February 22, 2007 (inception) through September 30, 2009	6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4T	Controls and Procedures	15

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 6	Exhibits	16

SIGNATURE		16

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$15,647	$-
Prepaid expenses	2,853	-
Deferred Expenses	30,215	-

TOTAL CURRENT ASSETS	48,715	-

Total Assets	$ 48,715	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$3,326	$ 1,500
Accounts payable - Related party	-	2,450
Shareholder advances	92,815	689

TOTAL CURRENT LIABILITIES	96,141	4,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 75,000,000
shares authorized, 31,500,000 issued and outstanding	31,500	31,500
Paid in Capital	38,711	38,711
(Deficit) accumulated during the development stage	(117,637)	(74,849)

Total Stockholders' (Deficit)	(47,426)	(4,638)

Total Liabilities and Stockholders' (Deficit)	$ 48,715	$-

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					February 22, 2007
	For the three months ended		For the six months ended		(Inception)
	December 31,		December 31,		to
	2009	2008	2009	2008	December 31, 2009

Revenues	$-	$-	$-	$-	$-

Expenses

Amortization	(5,000)	-	(9,785)	-	(9,785)
Accounting and Audit Fees	(17,455)	(1,500)	(19,165)	(1,500)	(37,505)
Consulting Fees	(4,500)	-	(9,000)	-	(15,500)
Rent Expense	(2,972)	(1,813)	(5,827)	(4,091)	(13,902)
General and Administrative	(467)	(1,993)	990	(2,604)	(40,441)

Total Expenses	(30,395)	(5,306)	(42,788)	(8,195)	(117,133)

Interest Expense	-	-	-	-	(504)

Net (Loss)	$(30,395)	$(5,306)	$(42,788)	$(8,195)	$(117,637)

Other Comprehensive Income
Foreign Exchange Gain on Translation	-	(381)	-	-

Comprehensive Income (Loss)	$(30,395)	$(5,687)	$(42,788)	$(8,195)

Net (Loss) Per Share – Basic	*	*	*	*

Weighted Average Number Of
Common Shares Outstanding	31,500,000	31,500,000	31,500,000	31,500,000

* less than $(.01) per share

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC. (Formerly known as Alco Energy Corp.) (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative
	For the six months ended		From February 22
	December 31,		, 2007 (Inception) to
	2009	2008	December 31, 2009

Operating Activities
Net (loss)	$(42,788)	$(8,195)	$ (117,637)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation and amortization	9,785	-	9,834
Changes in operating assets and liabilities
Accounts payable	1,826	(1,002)	1,523
Accounts payable - Related party	(2,450)	10,604	2,707
Prepaid expenses	(2,853)	(1,407)	(2,853)
Deferred Charges	(40,000)		(40,000)

Net Cash Provided By (Used In) Operating Activities	(76,479)	-	(146,425)

Investing Activities
Purchase of property and equipment	-	-	(1,622)

Net Cash Provided By (Used In) Investing Activities	-	-	(1,622)

Financing Activities
Proceeds from sale of common stock	-	-	35,193
Proceeds from shareholder loan payable	92,126	-	128,501

Net Cash Provided By Financing Activities	92,126	-	163,694

Net Increase (Decrease) In Cash	15,647	-	15,647

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$15,647	$-	$15,647

Supplemental Schedule of Non-Cash Investing and Financing Activities

Shareholder advances on behalf of company			$36,591
Property and equipment net of depreciation exchanged for debt			(1,573)
Shareholder's debt contributed to capital			(35,018)
			$-

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' DEFICIT

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-

Shares issued for cash at $0.000333 per share on June 2007	15,000,000	15,000	(10,000)		5,000

Net (loss) for the period				(10,611)	(10,611)
Balances, June 30, 2007	15,000,000	15,000	(10,000)	(10,611)	(5,611)

Shares issued for cash at $0.000333 per share on August 1, 2007	3,000,000	3,000	(2,000)		1,000

Shares issued for cash in a private placement at $0.000333 per share on August 1, 2007, net of offering costs	13,500,000	13,500	15,693		29,193

Related party debt contributed to capital			15,228		15,228

Net (loss) for the year				(45,117)	(45,117)
Balances, June 30, 2008	31,500,000	31,500	18,921	(55,728)	(5,307)

Related party debt contributed to capital			19,790		19,790

Net (loss) for the year				(19,121)	(19,121)
Balances, June 30, 2009	31,500,000	31,500	38,711	(74,849)	(4,638)

(unaudited)
Net (loss) for the period				(42,788)	(42,788)
Balances, December 31, 2009	31,500,000	$31,500	$38,711	$(117,637)	$(47,426)
(unaudited)

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.

(FORMERLY ALCO ENERGY CORP.)

 (A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2009 and 2008

(Unaudited)

Note 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2009 and the results of its operations and cash flows for the six months ended December 31, 2009 have been made.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010.

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

As of December 31, 2009 we have a working capital deficit of $47,426, stockholders’ deficit of $47,426 and accumulated deficit of $117,637. During the period ending December 31, 2009 we had a net loss of $42,788 and cash used in operating activities of $76,479. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

 In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

For the period ending December 31, 2009, we paid and expensed $9,000 for consulting fees for our President. We also paid $5,827 rent for our office space in Heidelberg, Germany, to the same officer. As of December 31, 2009, we owed our President $92,815, consisting of $8,689 in shareholder advances in the current period, and on July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand, and is therefore classified as a current liability, and bears no interest.

NOTE 5 – SUBSEQUENT EVENT

Joint Venture Agreement

On January 10, 2010, we entered into a joint venture with an unrelated third party to form a new company called “A&J Brewery Ltd.” After the new company is set up we will own 50% of the common stock. We will jointly operate the new venture with the third party, who will be mainly responsible for the marketing, exporting, production, and management of the plant. We will be responsible for the business expansion and funding for the new venture. The new venture will follow all local regulations. After the payment of all taxes the profit and losses will be distributed according to shareholdings. The joint venture can be dissolved by either party, or because of serious loss, and the governing law shall be the laws of Hong Kong.

Stock Issued for Services

On January 6, 2010, the Board of Directors of the Company authorized and approved the issuance of 1,250,000 shares restricted Common Shares at $0.07 per share to CityVac IR Services in exchange for investment relation services to be rendered to the Company. As of February 15, 2009, the stock has not been issued and is pending. The Company relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to the shareholder.

Rent Agreement

On February 1, 2010, we leased a 578 square foot office space at 444 Seabreeze Blvd., Suite 660, Daytona Beach, Florida on a month to month basis at $903 per month, with a sixty day notice.

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

On January 10, 2010, we entered into a joint venture with an unrelated third party to form a new company called “A&J Brewery Ltd.” After the new company is set up we will own 50% of the common stock. We will jointly operate the new venture with the third party, who will be mainly responsible for the marketing, exporting, production, and management of the plant. We will be responsible for the business expansion and funding for the new venture. The new venture will follow all local regulations. After the payment of all taxes the profit and losses will be distributed according to shareholdings. The joint venture can be dissolved by either party, or because of serious loss, and the governing law shall be the laws of Hong Kong.

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

Results of Operations for the Three Months Ended December 31, 2009 and the Three Months Ended December 31, 2008

We did not earn any revenues for the period ended December 31, 2009 and 2008.

As of December 31, 2009, we had total assets of $48,715 and total liabilities of $96,141 compared to total assets of $0 and total liabilities of $4,638 as of June 30, 2009.

During the three months ended December 31, 2009, we incurred operating expenses in the amount of $30,395. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees, compared to operating expenses of $5,306 for the three months ended December 31, 2008.

For the three month period ending December 31, 2009, we paid $4,500 for consulting fees to our President. We also paid $2,972 rent for our office space in Heidelberg, Germany, to the same officer.

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $2,972 for the three months ended December 31, 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Six months Ended December 31, 2009 and the Six months Ended December 31, 2008

During the six months ended December 31, 2009, we incurred operating expenses in the amount of $42,788. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees.  This compared to operating expenses of $8,195 for the six months ended December 31, 2008.

For the six month period ending December 31, 2009, we paid $9,000 for consulting fees for our President. We also paid $5,827 rent for our office space in Heidelberg, Germany, to the same officer.

As of December 31, 2009, we owed our President $92,815, consisting of $8,689 in shareholder advances in the current period, and on July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand, and is therefore classified as a current liability, and bears no interest.

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $5,827 for the six months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009 the Company had a cash balance of $15,647, and as of June 30, 2009, the Company had no cash balance.

On July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand and bears no interest.

Through December 31, 2009, we had sold $42,000 in equity securities to pay for our business operations. We sold 13,500,000 shares of common stock to 30 unaffiliated shareholders on August 23, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration Statement on the Form SB-2 for this offering on October 2, 2007 and became effective on October 12, 2007. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.  Also, we sold 18,000,000 shares of common stock to our officer and directors on June 29, 2007 and August 6, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

Contractual Obligations

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease at 670 Euros per month (approximately $960 per month) for 12 months.  Rent expense was $2,972 and $5,827 for the three months ended and six months ended December 31, 2009, respectively.

Beginning February 1, 2010, we leased a 578 square foot office space at 444 Seabreeze Blvd., Suite 660, Daytona Beach, Florida on a month to month basis at $903 per month, with a sixty day notice.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the six month period ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2010, the Board of Directors of the Company authorized and approved the issuance of 1,250,000 shares restricted Common Shares at $0.07 per share to CityVac IR Services in exchange for investment relation services to be rendered to the Company. As of February 15, 2009, these shares of common stock have not been issued and are pending.  The Company relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to the shareholder.

ITEM 6 - Exhibits

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A&J VENTURE CAPITAL GROUP, INC.

Date: February 15, 2009	By:	/s/ Andreas Klimm
Name: Andreas Klimm
Title: President