Form 10-Q
period 2010-03-31
A&J Venture Capital Group, Inc.
filed 2010-05-24
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-146441

A&J VENTURE CAPITAL GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	75-3260541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

444 Seabreeze Blvd., Suite 660, Daytona Beach, FL	32118
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (905) 212-7467

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 21, 2010, 32,750,000 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

A&J VENTURE CAPITAL GROUP, INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	3

	Unaudited Condensed Statements of Operations for the three and nine months ended March 31, 2010 and 2009, cumulative during development stage from February 22, 2007 (inception) through March 31, 2010	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended March 31, 2010 and 2009, and cumulative during development stage from February 22, 2007 (inception) through March 31, 2010	5

	Notes to Condensed Financial Statements (unaudited)	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4T	Controls and Procedures	13

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 6	Exhibits	14

SIGNATURE		14

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,838	$-
Prepaid expenses	502	-
Deferred Expenses	25,215	-

TOTAL CURRENT ASSETS	33,556	-

Total Assets	$33,556	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$6,029	$1,500
Accounts payable - Related party	-	2,450
Shareholder advances	92,815	689

TOTAL CURRENT LIABILITIES	98,843	4,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding	1	-

Common stock, par value $.0001, 100,000,000
shares authorized, 32,750,000 issued and outstanding - 2010
and, 31,500,000 issued and outstanding - 2009	3,275	3,150
Paid in Capital	164,435	67,061
(Deficit) accumulated during the development stage	(232,999)	(74,849)

Total Stockholders' (Deficit)	(65,288)	(4,638)

Total Liabilities and Stockholders' (Deficit)	$33,556	$-

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					February 22, 2007
	For the three months ended		For the nine months ended		(Inception)
	March 31,		March 31,		to
	2010	2009	2010	2009	March 31, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Amortization	(5,000)	-	(14,785)	-	(14,785)
Accounting and Audit fees	(3,851)	-	(23,016)	(1,500)	(41,356)
Consulting Fees	(102,000)	-	(111,000)	-	(117,500)
Rent expense	(2,808)	(679)	(8,635)	(4,770)	(16,710)
General and administrative	(1,703)	(354)	(713)	(2,958)	(42,144)

Total expenses	(115,363)	(1,033)	(158,150)	(9,228)	(232,495)

Interest Expense	-	-	-	-	(504)

NET (LOSS)	$(115,363)	$(1,033)	$(158,150)	$(9,228)	$(232,999)

OTHER COMPREHENSIVE INCOME
Foreign exchange gain on translation	-	-	-	-

COMPREHENSIVE INCOME (LOSS)	$(115,363)	$(1,033)	$(158,150)	$(9,228)

NET (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,500,000	31,500,000	31,500,000	31,500,000

* less than $(.01) per share

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 22, 2007
	For the nine months ended		(Inception)
	March 31,		to
	2010	2009	March 31, 2010

OPERATING ACTIVITIES
Net (loss)	$(158,150)	$(9,228)	$(232,999)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock issued for services	97,500	-	97,500
Depreciation and amortization	14,785	-	14,834
Changes in operating assets and liabilities
Accounts payable	4,529	(1,002)	4,226
Accounts payable - Related party	(2,450)	11,078	2,707
Prepaid expenses	(502)	(848)	(502)
Deferred Charges	(40,000)	-	(40,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(84,288)	-	(154,234)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,622)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	(1,622)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	35,193
Proceeds from shareholder loan payable	92,126	-	128,501

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,126	-	163,694

NET INCREASE (DECREASE) IN CASH	7,838	-	7,838

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$7,838	$-	$7,838

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company			$36,591
Property and equipment net of depreciation exchanged for debt			(1,573)
Shareholder's debt contributed to capital			(35,018)
			$-

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the nine months ended March 31, 2010 and 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and the results of its operations and cash flows for the nine months ended March 31, 2010 have been made.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010.

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

As of March 31, 2010 we have a working capital deficit of $65,287, stockholders’ deficit of $65,288 and accumulated deficit of $232,999. During the period ending March 31, 2010 we had a net loss of $158,150 and cash used in operating activities of $84,288. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the nine months ended March 31, 2010 and 2009
(Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS – continued

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

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the nine months ended March 31, 2010 and 2009
(Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS – continued

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

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

For the period ending March 31, 2010, we paid $13,500 for consulting fees for our President. We also paid $8,635 rent for our office space in Heidelberg, Germany, to the same officer. As of March 31, 2010, we owed our President $8,689in shareholder advances. On July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand and bears no interest, and is therefore classified as a current liability.

On March 1, 2010, we granted and issued our President 10,000 series “A” preferred stock shares with a value of $10,000 for consulting services rendered, and the expense is included in consulting fees in the statements of operations. (Note 5)

NOTE 5 – STOCKHOLDERS’ EQUITY

Increase in Authorized Shares of Common and Preferred Stock

On February 18, 2010, our board of directors (“BOD”) approved an amendment to our articles of incorporation to authorize us to issue two classes of stock and to increase the authorized shares and decrease the par value of our common stock. One class of shares shall be designated as common stock, par value $0.0001 and the total number of common shares which this Corporation is authorized to issue is 100,000,000. Previously, our common shares of stock were par value of $0.001, and total authorized was 75,000,000. The other class of shares shall be designated as preferred stock, par value $0.0001 and the total number of preferred shares which we are authorized to issue is 10,000,000. The holders of the preferred stock shall such rights, preferences and privileges as may be determined by the BOD prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the BOD and the BOD may fix the number of authorized shares of preferred stock for each series and the rights preferences and privileges of each series of preferred stock. The amendment was approved by the board of directors and by a majority of the shareholders.  The amendment was filed with the Secretary of State of Nevada and became effective on February 19, 2010. The effect of this amendment has been reflected in the accompanying financial statements, and Stockholders’ Statement of Deficit.

Preferred Stock – Series A

On February 26, 2010, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series “A” Preferred Stock (the "Certificate of Designations") designating ten thousand (10,000) of the Company's previously authorized preferred stock.

The 10,000 Series “A” Preferred Stock shall have an aggregate voting power of 45% of the combined voting power of the entire Company’s shares, Common Stock and Preferred Stock as long as the Company is in existence. Each holder of the Series “A” Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote.

Without the vote or consent of the holders of at least a majority of the shares of Series “A” Preferred Stock then outstanding, the Company may not (i) authorize, create or issue, or increase the authorized number of shares of, any class or series of capital stock ranking prior to or on a parity with the Series “A” Preferred Stock, (ii) authorize, create or issue any class or series of common stock of the Company other than the Common Stock, (iii) authorize any reclassification of the Series “A” Preferred Stock, (iv) authorize, create or issue any securities convertible into or exercisable for capital stock prohibited by (i) or (ii), (v) amend this Certificate of Designations or (vi) enter into any merger or reorganization, or disposal of assets involving 20% of the total capitalization of the Company.

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the nine months ended March 31, 2010 and 2009
(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY- continued

Preferred Stock – Series A - continued

Subject to the rights of the holders of any other series of Preferred Stock ranking senior to or on a parity with the Series “A” Preferred Stock with respect to liquidation and any other class or series of capital stock of the Company ranking senior to or on a parity with the Series “A” Preferred Stock with respect to liquidation, in the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of record of the issued and outstanding shares of Series “A” Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to the holders of shares of Series “A” Preferred Stock, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock and any other series of Preferred Stock ranking junior to the Series “A” Preferred Stock with respect to liquidation.

The holders of the Series “A” Preferred Stock shall not be entitled to receive dividends per share of Series “A” Preferred Stock.  The Company shall have no rights to redeem Series “A” Preferred Stock.

Stock Based Compensation

On January 6, 2010, we granted and approved the issuance of 1,250,000 shares restricted Common Shares at $0.07 per share to our investor relations firm for investment relation services rendered to us by them.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Joint Venture Agreement

On January 10, 2010, we entered into a joint venture with an unrelated third party to form a new company called “A&J Brewery Ltd.” After the new company is set up we will own 50% of the common stock. We will jointly operate the new venture with the third party, who will be mainly responsible for the marketing, exporting, production, and management of the plant. We will be responsible for the business expansion and funding for the new venture. The new venture will have a calendar fiscal year, and will follow all local regulations. After the payment of all taxes the profit and losses will be distributed according to shareholdings. The joint venture can be dissolved by either party, or because of serious loss, and the governing law shall be the laws of Hong Kong. As of March 31, 2010, the Agreement was never formalized and was never executed; as such it is not in force.

NOTE 7 – SUBSEQUENT EVENT

The Company evaluated its March 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

On January 10, 2010, we entered into a joint venture with an unrelated third party to form a new company called “A&J Brewery Ltd.” After the new company is set up we will own 50% of the common stock. We will jointly operate the new venture with the third party, who will be mainly responsible for the marketing, exporting, production, and management of the plant. We will be responsible for the business expansion and funding for the new venture. The new venture will follow all local regulations. After the payment of all taxes the profit and losses will be distributed according to shareholdings. The joint venture can be dissolved by either party, or because of serious loss, and the governing law shall be the laws of Hong Kong. As of March 31, 2010, the Agreement was never formalized and was never executed; as such it is not in force.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three Months Ended March 31, 2010 and the Three Months Ended March 31, 2009

We did not earn any revenues for the period ended March 31, 2010 and 2009.

As of March 31, 2010, we had total assets of $33,556 and total liabilities of $98,843 compared to total assets of $0 and total liabilities of $4,638 as of June 30, 2009.

During the three months ended March 31, 2010, we incurred operating expenses in the amount of $115,363. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees, compared to operating expenses of $1,033 for the three months ended March 31, 2009.

For the three month period ending March 31, 2010, we paid $4,500 for consulting fees to our President. We also paid $2,808 rent for our office space in Heidelberg, Germany, to the same officer.

Beginning June 1, 2009, we leased the above office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $2,808 for the three months ended March 31, 2010.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Nine months Ended March 31, 2010 and the Nine months Ended March 31, 2009

During the nine months ended March 31, 2010, we incurred operating expenses in the amount of $158,150. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees.  This compared to operating expenses of $9,228 for the nine months ended March 31, 2009.

For the nine month period ending March 31, 2010, we paid $13,500 for consulting fees for our President. On March 1, 2010, we granted and issued our President 10,000 series “A” preferred stock shares with a value of $10,000 for consulting services rendered, and the expense is included in consulting fees in the statements of operations. We also paid $8,635 rent for our office space in Heidelberg, Germany, to the same officer.

As of March 31, 2010, we owed our President $92,815, consisting of $8,689 in shareholder advances in the current period, and on July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand, and is therefore classified as a current liability, and bears no interest.

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $8,635 for the nine months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010 the Company had a cash balance of $7,838, and as of June 30, 2009, the Company had no cash balance.

On July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand and bears no interest.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

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

Contractual Obligations

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease at 670 Euros per month (approximately $960 per month) for 12 months.  Rent expense was $2,808 and $8,635 for the three months ended and nine months ended March 31, 2010, respectively.

Beginning February 1, 2010, we leased a 578 square foot office space at 444 Seabreeze Blvd., Suite 660, Daytona Beach, Florida on a month to month basis at $903 per month, with a thirty day notice. We did not finalize this agreement and did not move in and cancelled the agreement.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 4T - Controls and Procedures - continued

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine month period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A&J VENTURE CAPITAL GROUP, INC.

Date: May 24, 2010	By:	/s/ Andreas Klimm
Name: Andreas Klimm
Title: