Form 10-K
period 2010-06-30
A&J Venture Capital Group, Inc.
filed 2010-09-28
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2010

☐ Transition Report Pursuant to Section 13or 15(d) of The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-146441

A&J VENTURE CAPITAL GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

(State of Incorporation)

75-3260541

(IRS Employer ID Number)

23890 Copper Hill Drive #206, Valencia CA 91354

(Address of principal executive offices)

(661) 414-7125

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)
☐ Yes ☒ No

State the issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $264,600.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class as of September 24, 2010	Outstanding Shares
Common Stock, Par Value $0.001 per share	18,077,500

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

A & J VENTURE CAPITAL GROUP, INC.

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

Our name was changed to Alco Energy Inc. effective May 21, 2008 and on June 4, 2009, our name was changed to A & J Venture Capital Group, Inc.

Our principal offices are located at 23890 Copper Hill Drive, #206, Valencia CA 91354.  Our telephone number is (661) 414-7125.

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW - continued

Our Business

 The Company was engaged in the design, manufacture and distribution of lifestyle inspired apparel, which was to be sold through a network of wholesale accounts and retail outlets.  We have discontinued our packaging design for outerwear and underwear and since August 2009, we have decided not to pursue a variety of oil and gas interests in the State of Tennessee.

On January 10, 2010, we entered into a joint venture with an unrelated third party to form a new company called “A&J Brewery Ltd.” After the new company was set up, we were to own 50% of the common stock. We planned to jointly operate the new venture with the third party, who was to be mainly responsible for the marketing, exporting, production, and management of the plant and we were to be responsible for the business expansion and funding for the new venture.  After the payment of all taxes,  the profit and losses were to be distributed according to shareholdings. The joint venture can be dissolved by either party, or because of serious loss, and the governing law shall be the laws of Hong Kong. As of June 30, 2010, the Agreement was never formalized and was never executed; as such it is not in force and is void.

The business of A&J Venture Capital Group is the total or partial takeover of Chinese SME´s with the scope of restructuring and improving their performance through the thorough application of modern management techniques.  This is achieved through A&J Venture Capital Group’s own staff or through the development of the subsidiaries existent staff.  A dynamically tailored package of activities design the Company will lead the subsidiaries to development stage.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

 The Company will compete with consulting managerial services and it will not be differentiating itself from the foregoing, but merely compete with them. The managerial consulting market is a large fragmented market and may be difficult to penetrate. The Company competitive position within the industry is negligible in light of the fact. Older, well-established consulting firms with records of success currently attract customers. The Company expects to compete with them on the basis of the range of advisory services and the quality of advisory services that the Company intends to provide. At this time, our principal method of competition will be through personal contact with potential clients with whom Antal Markus has an existing relationship.  Mr. Markus, the Company’s sole officer and director, will be devoting approximately 20 hours a week of his time to its operations.

Dependence on One or a Few Major Customers

The Company presently has no customers and there can be no assurances that we will be able to secure and retain any customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

At present, the Company has no patents, trademarks, licenses, franchises, concessions or royalty agreements.

The Company’s web site, www.ajvcap.com, is copyrighted under United States law and is a registered domain name owned directly by the Company.

Need For Governmental Approval of Principal Products or Services

None of the principal products or services offered by the Company requires governmental approval.

Research and Development

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW - continued

Research and Development

The Company has not expended any material amount in research and development activities during the last two fiscal years.

Number of Total Employees and Number of Full-Time Employees

The Company presently has no full time employees.

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

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on February 28, 2007 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on February 28, 2007 to June 30, 2010 is $257,833. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

ITEM 1A. - RISK FACTORS - continued

Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting purveyors and clients and result in a lack of revenues that may cause us to suspend or cease operations.

Our sole officer and director, Antal Markus, will only be devoting limited time to our operations. Mr. Markus will be devoting approximately 20 hours per week of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

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

ITEM 1A. - RISK FACTORS - continued

Risks Related to Our Stock - continued

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

ITEM 1A. - RISK FACTORS - continued

Risks Related to Our Stock - continued

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

As a public company, we will incur significant legal, accounting and other expenses. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated time frame. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, significantly increase our accounting and compliance budget, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 1A. - RISK FACTORS - continued

Risks Related to Our Stock - continued

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

Our director and sole officer, Antal Markus, is not resident of the United States. Consequently, it may be difficult for investors to affect service of process on Mr. Markus in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Markus based on the civil liability provisions of the United States securities laws. Since all our assets are located in Canada, it may be difficult or impossible for U.S. investors to collect a judgment against us. Further, any judgment obtained in the United States against us may not be enforceable in Canada.

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

There are additional authorized but unissued shares of our common stock that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal offices are located at 23890 Copper Hill Drive, #206, Valencia CA 91354.  Our telephone number is (661) 414-7125.  We are not obligated under any long term operating leases.

ITEM 3 - LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings which involve A&J Venture Capital Group, Inc., its directors or officers. Our Bylaws provide that we shall have a minimum of one director. There is no stated maximum number of directors allowed but such number may be fixed from time to time by action of the stockholders or of the directors. Our address for service of process in Nevada is 1802 N Carson St., Suite 212, Carson City NV 89701.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2010.

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

Period	High Price	Low Price
November 12, 2007 December 31, 2007	n/a	n/a
January 1, 2008 – March 31, 2008	n/a	n/a
April 1, 2008 June 30, 2008	n/a	n/a
July 1, 2008 – September 30, 2008	n/a	n/a
October 1, 2008 – December 31, 2008	$1	$0.01
January 1, 2008 – March 31, 2008	$1	$0.01
April 1, 2008 -June 30, 2008	$1	$0.01
July1, 2009 - June 30,2010	$0.21	$.0021

Recent Sales of Unregistered Securities

In May, 2010, we completed a private placement of 17,750,000 shares of the Company’s common stock at a price per shares of $.002 (post-split).

In January, 2010, we approved the issuance of 12,500 post-split (1,250,000 pre-split) shares of our common stock in restricted form as compensation for services to an outside consultant.  These shares were issued in September, 2010.

Holders

As of June 30, 2010, we have 18,077,500 shares of our Common Stock issued and outstanding held by 39 shareholders of record.

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

Plan of Operations

The Company’s strategy is to pursue total or partial takeover of Chinese SME´s with the scope of restructuring and improving their performance through the thorough application of modern management techniques.  This will be achieved through A&J Venture Capital Group´s own staff or through the development of the subsidiary’s existent staff.  A dynamically tailored package of activities design the Company will lead the subsidiaries to development stage.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period; we anticipate spending $20,000 on professional fees attributable to fulfilling our reporting obligations under the federals securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditors have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2010.

Results of Operations for the Year Ended June 30, 2010 and the Year Ended June 30, 2009

We did not earn any revenues for the Years Ended June 30, 2010 and 2009.

During the year ended June 30, 2010, we incurred operating expenses in the amount of $183,034. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees.  This compared to operating expenses of $19,121 for the year ended June 30, 2009.

As at June 30, 2010, we had total assets of $47,317 and total liabilities of $101,989 compared total assets of $0 and total liabilities of $4,638 as of June 30, 2009.

Our previous President contributed outstanding debt to capital during the year ended June 30, 2009 in the amount of $19,790. During the year ended June 30, 2009, our former President contributed $19,790 for advances owed to him by the Company, including $2,390 from 2008 and additional advances in 2009 of $17,400.

Since we did not have a bank account, we were advanced funds for our overhead and operating expenses by our former President since our inception, February 22, 2007. During the year ended June 30, 2009, the former President was credited with various incurred general and administration fees of $17,400.

For the year ended June 30, 2009, our current President was credited with advancing $689 for corporate fees. We also accrued $1,500 for consulting fees and $950 for rent for our office space, as further described in Note 3, for the same officer. As of June 30, 2009 we owed our President $2,450 in accounts payable – related party, and $689 in shareholder advances.

For the year ended June 30, 2010, we paid $13,500 and accrued $16,500 for consulting fees for our President. We also paid $11,270 rent for our office space in Heidelberg, Germany, to the same officer. As of June 30, 2010, we owed our President $10,649 in shareholder advances. On July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand and bears no interest, and is therefore classified as a current liability.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

On March 1, 2010, we granted and issued our President 10,000 Series A Preferred Shares with a value of $10,000 for consulting services rendered, and the expense is included in consulting fees in the statements of operations.

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $11,270 and $5,464 for the years ended June 30, 2010 and 2009, respectively.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2010 and 2009, the Company had a cash balance of $19,602 and $-0-, respectively.

Through June 30, 2009, we had sold $42,000 in equity securities to pay for our business operations. We sold 135,000 post-split (13,500,000 pre-split) shares of common stock to 30 unaffiliated shareholders on August 23, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration Statement on the Form SB-2 for this offering on October 2, 2007 and became effective on October 12, 2007. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.  Also, we sold 180,000 post-split (18,000,000 pre-split) shares of common stock to our officer and directors on June 29, 2007 and August 6, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act
If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Contractual Obligations

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $11,270 and $5,464 for the years ended June 30, 2010 and 2009, respectively.  Future commitments pursuant to non-cancelable operating leases as of June 30, 2009 are set forth below:

2011   $ 1,900

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8 - FINANCIAL STATEMENTS

The following audited financial statements of the Company are included in this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets, for the years ended June 30, 2010 and 2009	F-2

Statements of Operations for the years ended June 30, 2010 and 2009, and cumulative during development stage from February 22, 2007 (inception) through June 30, 2010	F-3

Statements of Stockholders' (Deficit) for the period from February 22, 2007 (inception) through June 30, 2010	F-4

Statements of Cash Flows for the years ended June 30, 2010 and 2009, and cumulative during development stage from February 22, 2007 (inception) through June 30, 2010	F-5

Notes to Financial Statements	F-6 to F-12

R.R. Hawkins & Associates International, a Professional Corporation DOMESTIC & INTERNATIONAL BUSINESS CONSULTING A superior method to building big business…”

Board of Directors
A&J Venture Capital, Inc.
Valencia, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of A&J Venture Capital, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ending June 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A&J Venture Capital, Inc. as of June 30, 2010 and 2009, the results of operations, stockholders’ equity and its cash flows for the years ended June 30, 2010 and 2009 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC
September 28, 2010
Los Angeles, CA

Corporate Headquarters
5777 W. Century Blvd., Suite No. 1500
Los Angeles, CA 90045
T: 310.553.5707  F: 310.553.5337
www.rrhawkins.com

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	June 30,	June 30,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$19,602	$-
Prepaid expenses	7,500	-
Deferred Expenses	20,215	-

TOTAL CURRENT ASSETS	47,317	-

Total Assets	$47,317	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$4,214	$1,500
Accounts payable - Related party	3,000	2,450
Shareholder advances	94,775	689

TOTAL CURRENT LIABILITIES	101,989	4,638

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding	1	-

Common stock, par value $.0001, 100,000,000
shares authorized, 18,077,500 issued and outstanding - 2010
and, 315,000 issued and outstanding - 2009	1,808	3,150
Paid in Capital	201,402	67,061
(Deficit) accumulated during the development stage	(257,883)	(74,849)

Total Stockholders' (Deficit)	(54,672)	(4,638)

Total Liabilities and Stockholders' (Deficit)	$47,317	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			February 22, 2007
	For the years ended		(Inception)
	June 30,		to
	2010	2009	June 30, 2010

REVENUES	$-	$-	$-

EXPENSES

Amortization	(19,785)	-	(19,785)
Accounting and Audit fees	(36,891)	(8,200)	(55,231)
Consulting Fees	(114,000)	(1,500)	(120,500)
Rent expense	(11,270)	(5,464)	(19,344)
General and administrative	(1,088)	(3,957)	(42,519)

Total expenses	(183,034)	(19,121)	(257,379)

Interest Expense	-	-	(504)

NET (LOSS)	$(183,034)	$(19,121)	$(257,883)

OTHER COMPREHENSIVE INCOME
Foreign exchange gain on translation	-	-

COMPREHENSIVE INCOME (LOSS)	$(183,034)	$(19,121)

NET (LOSS) PER SHARE - BASIC	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,279,583	315,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' DEFICIT

						(Deficit)
						Accumulated
						During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	-	$-	$-	$-	$-

Shares issued for cash at $0.000333 per share on June 2007	-	-	150,000	15	4,985		5,000

Net (loss) for the period						(10,611)	(10,611)
Balances, June 30, 2007	-	-	150,000	15	4,985	(10,611)	(5,611)

Shares issued for cash at $0.000333 per share on August 1, 2007	-	-	30,000	3	997		1,000

Shares issued for cash in a private placement at $0.000333 per share on August 1, 2007, net of offering costs	-	-	135,000	14	29,180		29,193

Related party debt contributed to capital					15,228		15,228

Net (loss) for the year						(45,117)	(45,117)
Balances, June 30, 2008	-	-	315,000	32	50,390	(55,728)	(5,307)

Related party debt contributed to capital					19,790		19,790

Net (loss) for the year						(19,121)	(19,121)
Balances, June 30, 2009	-	-	315,000	32	70,179	(74,849)	(4,638)

Shares issued for investor relations services at $0.07 per share on January 6, 2010	-	-	12,500	1	87,499		87,500

Preferred Shares Series A issued for consulting services at $1.00 per share on March 1, 2010	10,000	1	-	-	9,999		10,000

Shares issued for cash in a private placement at $0.002 per share on May 25, 2010, net of offering costs	-	-	17,750,000	1,775	33,725		35,500

Net (loss) for the period						(183,034)	(183,034)
Balances, June 30, 2010	10,000	$1	18,077,500	$1,808	$201,402	$(257,883)	$(54,672)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 22, 2007
	For the years ended		(Inception)
	June 30,		to
	2010	2009	June 30, 2010

OPERATING ACTIVITIES
Net (loss)	$(183,034)	$(19,121)	$(257,883)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock issued for services	97,500	-	97,500
Depreciation and amortization	19,785	-	19,834
Contributed capital	-	19,790	-
Changes in operating assets and liabilities
Accounts payable	2,714	(1,417)	2,411
Accounts payable - Related party	550	749	5,707
Prepaid expenses	(7,500)	-	(7,500)
Deferred Charges	(40,000)	-	(40,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(109,984)	(0)	(179,930)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,622)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	(1,622)

FINANCING ACTIVITIES
Proceeds from sale of common stock	35,500	-	70,693
Proceeds from shareholder loan payable	94,086	-	130,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	129,586	-	201,154

NET INCREASE (DECREASE) IN CASH	19,602	(0)	19,602

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$19,602	$(0)	$19,602

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company			$36,591
Property and equipment net of depreciation exchanged for debt			(1,573)
Shareholder's debt contributed to capital			(35,018)
			$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2010 and 2009

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

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses in 2010 and 2009.

As of June 30, 2010 we have a working capital deficit of $54,672, stockholders’ deficit of $54,672 and accumulated deficit of $257,883. During 2010 we had a net loss of $183,034 and cash used in operating activities of $109,984. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF   SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 860-10, “Transfers and Servicing”. FASB ASC 860-10 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FASB ASC 860-10 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value”. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, “Fair Value Measurements and Disclosures” (Topic 820): Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF   SIGNIFICANT ACCOUNTING POLICIES - continued

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 2 – INCOME TAXES

The net operating loss carryforward is the only component of deferred tax assets for income tax purposes as of June 30, 2010, of approximately $38,682 which was reduced to zero after considering the valuation allowance of $38,682, since there is no assurance of future taxable income.

The net operating loss carryforward as of June 30, 2010 expires as follows:

Expiring Year	Amount
2027	$10,611
2028	45,117
2029	19,121
2030	183,034

Total	$257,883

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2010 and 2009

NOTE 2 – INCOME TAXES - continued

The following is an analysis of deferred tax assets as of June 30, 2010:

	Deferred		Valuation
	Tax Assets		Allowance	Balance
Deferred tax assets at June 30, 2009	$11,227		$11,227	$-0-

Additions for the year	27,455		(27,455)	0-

Deferred tax assets at June 30, 2010	$38,682	$	(38,682)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended June 30:

	2010		2009
Expected income tax (benefit) at
Federal statutory tax rate -15%	$	(27,455)		$(2,868)
Permanent differences		- 0 -		- 0 -
Valuation allowance		27,455		2,868

Income tax expense	$	- 0 -	$	- 0 -

Since no income tax returns have been filed as of June 30, 2010, all unfiled years are subject to examination by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Income Tax Returns

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

Operating Leases

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $11,270 and $5,464 for the years ended June 30, 2010 and 2009, respectively.  Future commitments pursuant to non-cancelable operating leases as of June 30, 2009 are set forth below:

2011$ 1,900

During the year ended June 30, 2009, we consummated a new operating lease for office space. Below is a table describing the terms of the lease the amounts of which are incorporated in the above table:

Location	Start Date	End Date	Monthly base rent
Heidelberg, Germany	June 1, 2009	May 31, 2010	$950

During the year ended June 30, 2009, we also paid rent on a monthly basis for office space. Below is a table describing the terms of the lease the amounts of which are incorporated in the above table:

Location	Start Date	End Date	Monthly base rent
Toronto, Canada	June 1, 2008	May 31, 2009	$411

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2010 and 2009

NOTE 3 - COMMITMENTS AND CONTINGENCIES - continued

Joint Venture Agreement

On January 10, 2010, we entered into a joint venture with an unrelated third party to form a new company called “A&J Brewery Ltd.” After the new company is set up we will own 50% of the common stock. We will jointly operate the new venture with the third party, who will be mainly responsible for the marketing, exporting, production, and management of the plant. We will be responsible for the business expansion and funding for the new venture. The new venture will have a calendar fiscal year, and will follow all local regulations. After the payment of all taxes the profit and losses will be distributed according to shareholdings. The joint venture can be dissolved by either party, or because of serious loss, and the governing law shall be the laws of Hong Kong. As of June 30, 2010, the Agreement was never formalized and was never executed; as such it is not in force and is void.

NOTE 4 – EQUITY TRANSACTIONS

Reverse Stock Split

On May 4, 2010, the Company elected to execute a 1 for 100 stock split of the outstanding common shares.  The numbers of common shares issued and outstanding in these financial statements have been restated to give effect to this stock split, when it is approved by regulatory agencies and executed.

Increase in Authorized Shares of Common and Preferred Stock

On February 18, 2010, our board of directors (“BOD”) approved an amendment to our articles of incorporation to authorize us to issue two classes of stock and to increase the authorized shares and par value. One class of shares shall be designated as common stock, par value $0.0001 and the total number of common shares which this Corporation is authorized to issue is 100,000,000. Previously, our common shares of stock were par value of $0.001, and total authorized was 75,000,000. The other class of shares shall be designated as preferred stock, par value $0.0001 and the total number of preferred shares which we are authorized to issue is 10,000,000. The holders of the preferred stock shall such rights, preferences and privileges as may be determined by the BOD prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the BOD and the BOD may fix the number of authorized shares of preferred stock for each series and the rights preferences and privileges of each series of preferred stock. The amendment was approved by the board of directors and by a majority of the shareholders.  The amendment was filed with the Secretary of State of Nevada and became effective on February 19, 2010. The effect of this amendment has been reflected in the accompanying financial statements, and Stockholders’ Statement of Deficit.

Preferred Stock – Series A

On February 26, 2010, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock (the "Certificate of Designations") designating ten thousand (10,000) of the Company's previously authorized preferred stock.

The 10,000 Series A Preferred Stock shall have an aggregate voting power of 45% of the combined voting power of the entire Company’s shares, Common Stock and Preferred Stock as long as the Company is in existence. Each holder of the Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote.

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2010 and 2009

NOTE 4 – EQUITY TRANSACTIONS - continued

Without the vote or consent of the holders of at least a majority of the shares of Series A Preferred Stock then outstanding, the Company may not (i) authorize, create or issue, or increase the authorized number of shares of, any class or series of capital stock ranking prior to or on a parity with the Series A Preferred Stock, (ii) authorize, create or issue any class or series of common stock of the Company other than the Common Stock, (iii) authorize any reclassification of the Series A Preferred Stock, (iv) authorize, create or issue any securities convertible into or exercisable for capital stock prohibited by (i) or (ii), (v) amend this Certificate of Designations or (vi) enter into any merger or reorganization, or disposal of assets involving 20% of the total capitalization of the Company.

Subject to the rights of the holders of any other series of Preferred Stock ranking senior to or on a parity with the Series A Preferred Stock with respect to liquidation and any other class or series of capital stock of the Company ranking senior to or on a parity with the Series A Preferred Stock with respect to liquidation, in the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of record of the issued and outstanding shares of Series A Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to the holders of shares of Series A Preferred Stock, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock and any other series of Preferred Stock ranking junior to the Series A Preferred Stock with respect to liquidation.

The holders of the Series A Preferred Stock shall not be entitled to receive dividends per share of Series A Preferred Stock.  The Company shall have no rights to redeem Series A Preferred Stock.

Stock Based Compensation

On January 6, 2010, we granted and approved the issuance of 1,250,000 shares restricted Common Shares at $0.07 per share to our investor relations firm for investment relation services rendered to us by them.

Related Party Debt Contributed To Capital

Our previous President contributed outstanding debt to capital during the year ended June 30, 2009 in the amount of $19,790. During the year ended June 30, 2009, our former President contributed $19,790 for advances owed to him by the Company, including $2,390 from 2008 and additional advances in 2009 of $17,400.

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

Since we did not have a bank account, we were advanced funds for our overhead and operating expenses by our former President since our inception, February 22, 2007. During the year ended June 30, 2009, the former President was credited with various incurred general and administration fees of $17,400.

For the year ended June 30, 2009, our current President was credited with advancing $689 for corporate fees. We also accrued $1,500 for consulting fees and $950 for rent for our office space, as further described in Note 3, for the same officer. As of June 30, 2009 we owed our President $2,450 in accounts payable – related party, and $689 in shareholder advances.

For the year ended June 30, 2010, we paid $13,500 and accrued $16,500 for consulting fees for our President. We also paid $11,270 rent for our office space in Heidelberg, Germany, to the same officer. As of June 30, 2010, we owed our President $10,649 in shareholder advances. On July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand and bears no interest, and is therefore classified as a current liability.

On March 1, 2010, we granted and issued our President 10,000 series A preferred stock shares with a value of $10,000 for consulting services rendered, and the expense is included in consulting fees in the statements of operations. (Note 4)

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2010 and 2009

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company found the below subsequent events which would require recognition or disclosure in the financial statements.

Resignation and appointment of officers and directors

On August 18, 2010, our President, Chief Financial Officer, and Director resigned, prior to their resignation they appointed a replacement Director to serve as our Board of directors, and our sole officer until further members and officers are elected.

Reverse stock split

As previously discussed in Note 4, as of this filing we are awaiting approval of the reverse split of our common stock in the ratio of 1 share for 100 shares, this will be executed as soon as approval is granted. The effect of this transaction has been shown on the accompanying financials.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Title
Antal Markus	52	Director, CEO and CFO

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

On August 19, 2010, Andi Klimm resigned all of his director and officer positions.

On August 18, 2010, Antal Markus was appointed as CEO, Secretary, CFO.

Antal Markus, Director

Mr. Antal Markus has over 20 years of experience in the United States American financial markets. He has been involved in numerous mergers and acquisitions and has successfully listed companies on the Vancouver Stock Exchange.  Mr. Markus has served as an officer and director of numerous publicly traded US companies.  Mr. Markus has broad knowledge and experience in  the inner workings of the US Stock Markets and his wide network of companies looking for investments are an indispensable resource for the company.

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

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

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

ITEM 11 - EXECUTIVE COMPENSATION

There was no compensation given to Antal Markus or Andreas Klimm, our prior CEO, for the past two fiscal years. No other executive officers earned more than $100,000 per year at the end of the last completed fiscal year.

Mr. Klimm served as sole officer until August 19, 2010 at which time Mr. Markus was appointed sole officer. We do not have any other executive officers.

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Antal Markus.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended June 30, 2010. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on June 30, 2010.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended June 30, 2010, or (ii) since the end of our most recent fiscal year on June 30, 2010.

Outstanding Stock Options

None of our directors or officers held any options to purchase any shares of our common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on June 30, 2010 (after giving effect to the above transaction) based on 32,750,000 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Antal Markus (1) 23890 Copper Hill Drive #206 Valencia CA 91354	21,110,000	42.86%

Common Stock	Directors and Officers	21,110,000	42.86%

(1)	Officer, director. Of the shares noted, 360,000 shares are owned by Mr. Markus’ wife. Of these shares, 18,000,000 shares were acquired from our previous president, Andreas Klimm, in September, 2010.

Changes in Control

On September 17, 2010, Mr. Klimm transferred 18,00,000 shares of our common stock to Antal Markus., our director and sole officer, in a private transaction.  On September 17, 2010, 10,000 shares of Series A Preferred Stock, which had been authorized but not issued, were cancelled and there are no shares of Series A Preferred Stock currently issued and outstanding.

There are currently no arrangements which may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our previous President contributed outstanding debt to capital during the year ended June 30, 2009 in the amount of $19,790. During the year ended June 30, 2009, our former President contributed $19,790 for advances owed to him by the Company, including $2,390 from 2008 and additional advances in 2009 of $17,400.

Since we did not have a bank account, we were advanced funds for our overhead and operating expenses by our former President since our inception, February 22, 2007. During the year ended June 30, 2009, the former President was credited with various incurred general and administration fees of $17,400.

For the year ended June 30, 2009, our current President was credited with advancing $689 for corporate fees. We also accrued $1,500 for consulting fees and $950 for rent for our office space, as further described in Note 3, for the same officer. As of June 30, 2009 we owed our President $2,450 in accounts payable – related party, and $689 in shareholder advances.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE - continued

For the year ended June 30, 2010, we paid $13,500 and accrued $16,500 for consulting fees for our President. We also paid $11,270 rent for our office space in Heidelberg, Germany, to the same officer. As of June 30, 2010, we owed our President $10,649 in shareholder advances. On July 2, 2009, we received an advance of $84,126 from our President in connection with a non-collateralized note payable. The note is payable on demand and bears no interest, and is therefore classified as a current liability.

On March 1, 2010, we granted and issued our President 10,000 Series A Preferred Shares with a value of $10,000 for consulting services rendered, and the expense is included in consulting fees in the statements of operations.

Beginning June 1, 2009, we leased office space from our current President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $11,270 and $5,464 for the years ended June 30, 2010 and 2009, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2010 and June 30, 2009 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2010		Fiscal year ended June 30, 2009
Audit fees (1)	$		$7,140
Audit-related fees (2)		12,000	0
Tax fees (3)		2,000	0
All other fees (4)		0	0
Total fees		$14,000	$7,140

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Kelowna, British Columbia, on September 27, 2010.

A & J VENTURE CAPITAL GROUP, INC.

By:	/s/ Antal Markus
Antal Markus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2010.

By:	/s/ Antal Markus
Antal Markus
Director, Chief Executive Officer
Chief Financial Officer (Principal Financial
Officer), Treasurer, Principal Accounting Officer, Secretary