Form 10-Q
period 2010-09-30
A&J Venture Capital Group, Inc.
filed 2010-11-10
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-146441

A&J VENTURE CAPITAL GROUP INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-3260541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

23890 Copper Hill Drive #206, Valencia CA	91354
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (661) 414-7125

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 27, 2010, 32,897,500 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

A&J VENTURE CAPITAL GROUP, INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010	3

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2010 and 2009, cumulative during development stage from February 22, 2007 (inception) through September 30, 2010	4

	Unaudited Condensed Statements of Cash Flows for the three months ended September 30, 2010 and 2009, and cumulative during development stage from February 22, 2007 (inception) through September 30, 2010	5

	Notes to Condensed Financial Statements (unaudited)	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4T	Controls and Procedures	13

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 6	Exhibits	14

SIGNATURE		14

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$288	$19,602
Prepaid expenses	-	7,500
Deferred Expenses	15,215	20,215

TOTAL CURRENT ASSETS	15,503	47,317

Total Assets	$15,503	$47,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,961	$4,214
Accounts payable - Related party	-	3,000
Shareholder advances	-	94,775

TOTAL CURRENT LIABILITIES	2,961	101,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding - 2010,
none issued and outstanding - 2011	-	1

Common stock, par value $.0001, 100,000,000
shares authorized, 18,077,500 issued and outstanding - 2010
32,897,500 issued and outstanding - 2011	3,290	1,808
Paid in Capital	325,233	201,402
(Deficit) accumulated during the development stage	(315,980)	(257,883)

Total Stockholders' Equity (Deficit)	12,542	(54,672)

Total Liabilities and Stockholders' Equity (Deficit)	$15,503	$47,317

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2010	2009	September 30, 2010

REVENUES	$-	$-	$-

EXPENSES

Amortization	5,000	4,785	24,785
Accounting, Audit, and Legal fees	18,528	1,710	73,759
Consulting Fees	30,000	4,500	150,500
Rent expense	1,723	2,855	21,067
General and administrative	2,847	(1,457)	45,366

Total expenses	58,097	12,393	315,476

Interest Expense	-	-	504

NET (LOSS)	$(58,097)	$(12,393)	$(315,980)

OTHER COMPREHENSIVE INCOME
Foreign exchange gain on translation	-	-

COMPREHENSIVE INCOME (LOSS)	$(58,097)	$(12,393)

NET (LOSS) PER SHARE - BASIC	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	23,017,500	315,000

* less than $(.01) per share

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2010	2009	September 30, 2010

OPERATING ACTIVITIES
Net (loss)	$(58,097)	$(12,393)	$(315,980)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock issued for services	30,000	-	127,500
Depreciation and amortization	5,000	4,785	24,834
Contributed capital	-	-	-
Changes in operating assets and liabilities
Accounts payable	(1,254)	3,987	1,157
Accounts payable - Related party	(2,463)	3,550	3,244
Prepaid expenses	7,500	-	-
Deferred Charges	-	(40,000)	(40,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,314)	(40,072)	(199,245)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,622)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	(1,622)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	70,693
Proceeds from shareholder loan payable	-	84,126	130,461

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	84,126	201,154

NET INCREASE (DECREASE) IN CASH	(19,314)	44,055	288

CASH, BEGINNING OF PERIOD	19,602	-	-

CASH, END OF PERIOD	$288	$44,055	$288

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company	$95,312		$131,903
Property and equipment net of depreciation exchanged for debt	-		(1,573)
Account payable - related party contributed to capital	(537)		(537)
Shareholder's debt contributed to capital	(94,775)		(129,793)
	$-		$-

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2010 and 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2010 and the results of its operations and cash flows for the three months ended September 30, 2010 and 2009 have been made.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

These condensed financial statements should be read in conjunction with the financial statements and notes for the years ended June 30, 2010, thereto contained in the Company’s Form 10-K.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of September 30, 2010 we have a working capital surplus of $12,542, and accumulated deficit of $315,980. During the period ending September 30, 2010 we had a net loss of $58,097 and cash used in operating activities of $19,314. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

In August 2009, the FASB issued Accounting Standards Update 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value". This update includes amendments to Subtopic 820-10 "Fair Value Measurements and Disclosures - Overall" for the fair value measurements of liabilities and provides clarification that in circumstances in which quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after August 26, 2009.  The application of this update did not have a material impact on the Company’s results of operations or financial position.

In September 2009, the FASB issued Accounting Standards Update 2009-08, "Earnings Per Share-Amendments to Section 260-10-S99".  This update includes technical corrections to Topic 260-10-S99, "Earnings Per Share", based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42,  "The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred  Stock".  The application of this update did not have an impact on the Company’s results of operations, therefore not requiring additional earnings per share computation.

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2010 and 2009
(Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, "Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements."  This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08, "Technical Corrections to Various Topics." This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is  effective  for interim and annual  financial  periods  ending  after February  2010,  and has been applied with no material  impact on the  Company's financial statements.

In August 2010, the FASB issued Accounting Standards Update 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules".  This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management does not expect this update to have a material effect on the Company's financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Resignation and appointment of officers and directors

On August 18, 2010, our President, Chief Financial Officer, and Director resigned. Prior to his resignation, he appointed a replacement Director to serve as our Board of directors, and our sole officer until further members and officers are elected. On September 30, 2010, we issued 7,500,000 shares of our restricted common stock to our new officer and director for agreeing to serve our Company in that capacity, valued at $.002 per share for a total expense of $15,000 which is reflected in consulting fees.

Related party transactions

For the periods ending September 30, 2010 and 2009, we accrued $-0- and $4,500, respectively, for consulting fees for our previous President. For the periods ending September 30, 2010 and 2009, we also paid $1,723 and $2,855, respectively, rent for our office space in Heidelberg, Germany, to the same officer.

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2010 and 2009
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Related party transactions - continued

As of September 30, 2010 and 2009, we owed our previous President $-0- and $6,000 in accounts payable – related party, and $-0- and $84,815 in shareholder advances. As a result of the below letter of intent our former President closed our bank account in Germany, and retained the balance as payment towards his consulting fees balance owed of $3,000, the payment made to him against this balance was $2,463, leaving a balance of $537 which was contributed to capital.

For the period ended September 30, 2010, we incurred consulting fees for our current President in the amount of $5,000 per month for a total of $15,000 in consulting expense. On September 30, 2010, we issued 7,500,000 shares of restricted common stock as payment, valued at a share price of $.002.

Binding letter of intent

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s present business plan in exchange for his returning 10,000 shares of series “A” preferred stock he was issued in January 2010 for cancellation and 180,000 shares of common stock for cancellation. As part of this agreement, our previous President contributed outstanding debt owed to him of $95,312 including advances of $94,775 and $537 in accounts payable – related party.

NOTE 5 – STOCKHOLDER’S EQUITY

Reverse stock split

As previously discussed, as of this filing we are awaiting approval of the reverse split of our common stock in the ratio of 1 share for 100 shares, this will be executed as soon as approval is granted. The effect of this transaction has been shown on the accompanying financials.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated its financial statements for subsequent events through the date the financial statements were issued. The Company found the below subsequent events which would require recognition or disclosure in the financial statements.

Shareholder advances

In October 2010, our current President paid operating bills totaling $3,218. These payments are recorded as a shareholder’s advance.

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

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

A & J Venture Capital Group, Inc. was incorporated in the State of Nevada on February 22, 2007. The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

On October 6, 2010, the Board of Directors approved a non-binding Letter Agreement for acquisition by the Company of certain assets and an option to acquire another company.  That Letter Agreement contains certain actions which must be taken by the Company as conditions precedent for the Closing of these potential acquisition transactions, including specifically amendments to the Articles of Incorporation.  There can be no assurance that this transaction will close.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Criteria - continued

In analyzing prospective business opportunities, management will consider the following factors:

• available technical, financial and managerial resources;
• working capital and other financial requirements;
• the history of operations, if any;
• prospects for the future;
• the nature of present and expected competition;
• the quality and experience of management services which may be available and the depth of the management;
• the potential for further research, development or exploration;
• the potential for growth and expansion;
• the potential for profit;
• the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

• descriptions of product, service and company history; management resumes;
• financial information;
• available projections with related assumptions upon which they are based;
• an explanation of proprietary products and services;
• evidence of existing patents, trademarks or service marks or rights thereto;
• present and proposed forms of compensation to management;
• a description of transactions between the prospective entity and its affiliates;
• relevant analysis of risks and competitive conditions;
• a financial plan of operation and estimated capital requirements;
• and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has identified a particular acquisition and on October 6, 2010, the Board of Directors approved a non-binding Letter Agreement for acquisition by the Company of certain assets and an option to acquire another company.  That Letter Agreement contains certain actions which must be taken by the Company as conditions precedent for the Closing of these potential acquisition transactions, including specifically amendments to the Articles of Incorporation.  There can be no assurance that this transaction will close.

The Company’s current operating plan is to pursue the above acquisition and to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Results of Operations for the Three Months Ended September 30, 2010 and the Three Months Ended September 30, 2009

We did not earn any revenues for the period ended September 30, 2010 and 2009.

As of September 30, 2010, we had total assets of $15,503 and total liabilities of $2,961 compared to total assets of $47,317 and total liabilities of $101,989 as of June 30, 2010.

During the three months ended September 30, 2010, we incurred operating expenses in the amount of $58,097. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees, compared to operating expenses of $12,393 for the three months ended September 30, 2009.

For the three months ended September 30, 2010, we paid rent expense of $1,723 to our former president.  For the three month period ending September 30, 2009, we paid $4,500 for consulting fees to our former president. We also paid $2,855 rent for our office space in Heidelberg, Germany, to the same officer.

Beginning June 1, 2009, we leased the above office space from our former President under a non-cancelable operating lease; previous to this we leased office space on a month to month basis.  Rent expense was $1,723 for the three months ended September 30, 2010 compared to $2,855 for the three month period ended September 30, 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2010 the Company had a cash balance of $288, and as of June 30, 2010, the Company had a cash balance of $19,602.

Through June 30, 2009, we had sold $42,000 in equity securities to pay for our business operations. We sold 135,000 shares of common stock to 30 unaffiliated shareholders on August 23, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration Statement on the Form SB-2 for this offering on October 2, 2007 and became effective on October 12, 2007. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.  Also, we sold 180,000 shares of common stock to our officer and directors on June 29, 2007 and August 6, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act.

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

Contractual Obligations

Beginning June 1, 2009, we leased office space from our former President under a non-cancelable operating lease at 670 Euros per month (approximately $960 per month) for 12 months.  The rent expense for the three months ended September 30, 2010 was $1,723.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2010, the Board of Directors of the Company authorized and approved the issuance of 12,500 shares restricted Common Shares at $7.00 per share to CityVac IR Services in exchange for investment relation services to be rendered to the Company.   These shares were issued during the quarter ended September 30, 2010.  The Company relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to the shareholder.

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

A&J VENTURE CAPITAL GROUP, INC.

Date: October 29, 2010	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO