Form 10-Q
period 2010-12-31
A&J Venture Capital Group, Inc.
filed 2011-02-14
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

As of February 11, 2011, 32,897,500 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

A&J VENTURE CAPITAL GROUP, INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1	Condensed Financial Statements

	Condensed Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	3

	Unaudited Condensed Statements of Operations for the three and six months ended December 31, 2010 and 2009, cumulative during development stage from February 22, 2007 (inception) through December 31, 2010	4

	Unaudited Condensed Statements of Cash Flows for the six months ended December 31, 2010 and 2009, and cumulative during development stage from February 22, 2007 (inception) through December 31, 2010	5

	Notes to Condensed Financial Statements (unaudited)	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	10

ITEM 4T	Controls and Procedures	13

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 6	Exhibits	11

SIGNATURE		12

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$19,602
Prepaid expenses	-	7,500
Deferred Expenses	10,215	20,215
TOTAL CURRENT ASSETS	10,215	47,317

Total Assets	$10,215	$47,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$15,056	$4,214
Accounts payable - related party	15,000	3,000
Shareholder advances	15,646	94,775

TOTAL CURRENT LIABILITIES	45,702	101,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.0001, 10,000,000
shares authorized, none issued and outstanding – December 31, 2010,
100 issued and outstanding – June 30, 2010	-	1

Common stock, par value $.0001, 100,000,000
shares authorized, 32,897,500 issued and outstanding – December 31, 2010
18,077,500 issued and outstanding – June 30, 2010	3,290	1,808
Paid in Capital	325,233	201,402
(Deficit) accumulated during the development stage	(364,010)	(257,883)

Total Stockholders' Equity (Deficit)	(35,487)	(54,672)

Total Liabilities and Stockholders' Equity (Deficit)	$10,215	$47,317

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
					Cumulative
					from
					February 22, 2007
	For the three months ended		For the six months ended		(Inception)
	December 31,		December 31,		to
	2010	2009	2010	2009	December 31, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Amortization	5,000	5,000	10,000	9,785	29,785
Accounting, Audit, and Legal fees	23,755	17,455	42,283	19,165	97,514
Consulting Fees	15,000	4,500	45,000	9,000	165,500
Rent expense	(0)	2,972	1,722	5,827	21,067
General and administrative	4,275	468	7,122	(989)	49,641
Total expenses	48,030	30,395	106,127	42,788	363,507

Interest Expense	-	-	-	-	504
NET (LOSS)	$(48,030)	$(30,395)	$(106,127)	$(42,788)	$(364,011)

OTHER COMPREHENSIVE INCOME
Foreign exchange gain on translation	-	-	-	-
COMPREHENSIVE INCOME (LOSS)	$(48,030)	$(30,395)	$(106,127)	$(42,788)

NET (LOSS) PER SHARE - BASIC	*	$(0.10)	*	$(0.14)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	32,897,500	315,000	27,957,500	315,000

* less than $(.01) per share

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(Formerly known as Alco Energy Corp.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			Cumulative
			from
			February 22, 2007
	For the six months ended		(Inception)
	December 31,		to
	2010	2009	December 31, 2010
OPERATING ACTIVITIES
Net (loss)	$(106,127)	$(42,788)	$(364,010)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock issued for services	30,000	-	127,500
Depreciation and amortization	10,000	9,785	29,834
Changes in operating assets and liabilities
Accounts payable	10,842	1,827	13,254
Accounts payable - Related party	12,537	(2,450)	18,244
Prepaid expenses	7,500	(2,853)	-
Deferred Charges	-	(40,000)	(40,000)
NET CASH (USED BY) OPERATING ACTIVITIES	(35,248)	(76,479)	(215,178)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,622)
NET CASH (USED BY) INVESTING ACTIVITIES	-	-	(1,622)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	70,693
Proceeds from shareholder advances	15,646	92,126	146,107
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,646	92,126	216,800

NET INCREASE (DECREASE) IN CASH	(19,602)	15,647	0

CASH, BEGINNING OF PERIOD	19,602	-	-

CASH, END OF PERIOD	$-	$15,647	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shareholder advances on behalf of company	$95,312		$131,903
Property and equipment net of depreciation exchanged for debt	-		(1,573)
Account payable - related party contributed to capital	(537)		(537)
Shareholder's debt contributed to capital	(94,775)		(129,793)
	$-		$-

The accompanying notes are an integral part of the financial statements

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2010 and 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2010 and the results of its operations and cash flows for the three and six months ended December 31, 2010 and 2009 have been made.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

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

As of December 31, 2010 we have a working capital deficit of $35,487, and accumulated deficit of $364,010. During the period ending December 31, 2010 we had a net loss of $106,127 and cash used in operating activities of $35,248. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

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

Related party transactions

For the six month period ended December 31, 2010 and 2009, we accrued $-0- and $9,000, respectively, for consulting fees for our previous President. For the six month period ended December 31, 2010 and 2009, we also paid $1,722 and $5,827, respectively, rent for our office space in Heidelberg, Germany, to the same officer. As of December 31, 2010 and 2009, we owed our previous President $-0- and $-0- in accounts payable – related party, and $-0- and $92,815 in shareholder advances. As a result of the below letter of intent our former President closed our bank account in Germany, and retained the balance as payment towards his consulting fees balance owed of $3,000, the payment made to him against this balance was $2,463, leaving a balance of $537 which was contributed to capital.

For the period ended December 31, 2010, we incurred consulting fees for our current President in the amount of $5,000 per month for a total of $30,000 in consulting expense. On September 30, 2010, we issued 7,500,000 shares of restricted common stock as payment of $15,000, valued at a share price of $.002, and have a balance owed of $15,000 which is reflected in accounts payable – related party.

Binding letter of intent

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s present business plan in exchange for his returning 100 shares of series “A” preferred stock he was issued in January 2010 for cancellation and 180,000 shares of common stock for cancellation. As part of this agreement, our previous President contributed outstanding debt owed to him of $95,312 including advances of $94,775 and $537 in accounts payable – related party.

A & J VENTURE CAPITAL GROUP, INC.
(FORMERLY ALCO ENERGY CORP.)
(A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2010 and 2009
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Shareholder advances

In period ended December 31, 2010, our current President paid operating bills totaling $15,646. These payments are recorded as a shareholder’s advances and are on a non-collateralized, non-interest bearing due on demand basis.

NOTE 5 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There are currently no designated classes of preferred shares. As of the period ended December 31, 2010 and June 30, 2010, there were 32,897,500 and 18,077,500 shares of our common stock issued and outstanding, respectively. As of the period ended December 31, 2010 and June 30, 2010, there were -0- and 100 shares of our preferred stock issued and outstanding, respectively.

Reverse stock split

In May 2010 the Company’s Board of Directors and a majority of the shareholders approved 100-1 reverse stock split.  In accordance with GAAP, this event has been reflected retroactively in the financial statements.

NOTE 6 – SUBSEQUENT EVENTS

Change of Auditors

On January 4, 2011, we terminated the engagement of R.R. Hawkins and Associates, an independent registered public accounting firm, as our auditors, and on January 5, 2011, we engaged the services of Farber Hass Hurley LLP, an independent registered public accounting firm, as our new auditors.

Asset Purchase Agreement

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“0875505 BC”), a British Columbia, Canada company.  The Agreement provides for us to acquire multiple patents and trademarks acquired by 0875505 BC through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that 0875505 BC has expended approximately $1,500,000 in cash in acquiring and further development.  As part of the Agreement, the Company is to also receive  $100,000 in cash, a note receivable in the amount of $30,000,   and resin  and will assume accounts payable of approximately $27,500 and assumed an executory contract with a plastics manufacturer.  In exchange, we will issue 35,000,000 shares of our common stock, par value $.001, post-split.  We anticipate closing the transaction during the current fiscal quarter which ends March 31, 2011.  As a condition to closing of the transaction, we must implement our previously authorized 100-to-1 reverse stock split (Note 5) and change the Company’s name to “ReliaBrands, Inc.”

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

Plan of Operations

On January 20, 2011, A & J Venture Capital Group, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“0875505 BC”), a British Columbia, Canada company.  The Agreement provides for the Company to acquire multiple patents and trademarks acquired by 0875505 BC through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that 0875505 BC has expended approximately $1,500,000 in cash in acquiring and further development.  As part of the Agreement, the Company will receive  $100,000 in cash, a note receivable in the amount of $30,000, and resin and will assume accounts payable of approximately $27,500 and assumed an executory contract with a plastics manufacturer.  In exchange, the Company will issue 35,000,000 shares of its common stock, par value $.001, post-split.  The Company anticipates closing the transaction during the current fiscal quarter which ends March 31, 2011.  As a condition to closing of the transaction, the Company must implement its previously authorized 100-to-1 reverse stock split and change the Company’s name to “ReliaBrands, Inc.”

The Company acquired from 0875505 BC  all right, title, interest, applications and registrations of all the Adiri-related trademarks and patents in the following jurisdictions:  Australia, Brazil, Canada, Chile, China, Columbia, the European Union, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, South Korea, Switzerland, Taiwan, and the United States.  There are four U.S. patents, one EP patent application (valid until 2019), and one Canadian patent covering Adiri’s unique breast shaped nipple (5,690,679, 5,993,479).  There are additional U.S. utility & design patent applications pending as well as a PCT application filed along with numerous International Registered Trademarks.

Upon closing of the acquisition of the Adiri assets including the patents and trademarks, the Company intends to commence operations in the baby bottle industry.  The Company intends to work on producing a newer version of the baby bottle that Adiri was previously producing that the Company hopes to be one of the first baby bottles that will be free of Estrogenic Activity (EA) as well as being BPA-free.  The Company intends to aggressively promote and market the bottles and hopes to secure retail distribution outlets for the bottles.  To achieve that goal, the Company has begun negotiation with large retail chains to supply the Adiri bottles for sale to retail customers.

In the future, the Company may continue to pursue the total or partial takeover of Chinese SME´s with the scope of restructuring and improving their performance through the thorough application of modern management techniques.  This will be achieved through the Company’s own staff or through the development of the subsidiaries existent staff.  A dynamically tailored package of activities design the Company will lead the subsidiaries to development stage.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009

We did not earn any revenues for the period ended December 31, 2010 and 2009.

As of December 31, 2010, we had total assets of $10,215 and total liabilities of $45,702 compared to total assets of $47,317 and total liabilities of $101,989 as of June 30, 2010.

During the three months ended December 31, 2010, we incurred operating expenses in the amount of $48,030. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, and amortization expense, compared to operating expenses of $30,395 for the three months ended December 31, 2009.

For the three months ended December 31, 2010, we paid $15,000 in consulting fees to our current president.  For the three month period ending December 31, 2009, we paid $4,500 for consulting fees to our former president and also paid $2,972 for rent for our office space in Heidelberg, Germany, to the same officer.

For the period ended December 31, 2010, our current President paid operating bills totaling $15,646. These payments are recorded as a shareholder’s advances and are on a non-collateralized, non-interest bearing due on demand basis.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Six Months Ended December 31, 2010 and the Six Months Ended December 31, 2009

During the six months ended December 31, 2010, we incurred operating expenses in the amount of $106,127. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $42,788 for the six months ended December 31, 2009.

For the six months ended December 31, 2010, we paid rent expense of $1,722 to our former president and $45,000 in consulting fees to our current president.  For the six month period ending December 31, 2009, we paid $9,000 for consulting fees to our former president. Also during the six month period ended December 31, 2009, we also paid $5,827 for rent for our office space in Heidelberg, Germany, to the same officer.

Liquidity and Capital Resources

As of December 31, 2010 the Company had a no cash balance and as of June 30, 2010, the Company had a cash balance of $19,602.

We completed an offering of 150,000 shares of our common stock for an aggregate amount of $5,000 to two of our former directors, on June 29, 2007. We completed this offering pursuant to Regulation S of the Securities Act.

We completed an offering of 30,000 shares of our common stock for an aggregate amount of $1,000 to another former director on August 6, 2007. We completed this offering pursuant to Regulation S of the Securities Act.

We completed an offering of 135,000 shares of common stock for an aggregate amount of $29,193, net of offering costs, to a total of 30 purchasers on August 23, 2007. We completed this offering pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration Statement on the Form SB-2 for this offering of shares on October 2, 2007.  On October 12, 2007, the Registration Statement on the Form SB-2 became effective.

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

Contractual Obligations

On January 20, 2011, the Company executed an Asset Purchase Agreement with 0875505 B.C. Ltd., a British Columbia company, to acquire certain assets including intellectual property.  The transaction is expected to close during the third fiscal quarter of the Company which ends on March 31, 2011.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2010, the Board of Directors of the Company authorized and approved the issuance of 12,500 shares restricted Common Shares at $0.07 per share to CityVac IR Services in exchange for investment relation services to be rendered to the Company.   These shares were issued during the quarter ended September 30, 2010.  The Company relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to the shareholder.

In October, 2010, the Board of Directors authorized the issuance of 15,000,000 shares of the common stock of the Company, par value $.001, in restricted form, to its current officer for consulting services.

In September, 2010, the Board of Directors authorized the cancellation of 180,000 shares of its restricted common stock, par value $.001 and 100 shares of Series A Convertible Preferred Shares, par value $.001. These shares previously were issued to the Company’s former president and control person.  In exchange for the Company agreeing to his retaining control of the Company’s beer distribution business in Germany, and the cancellation of approximately $95,000 in a note payable owed by the Company to our former president, our former president returned these 180,000 shares and 100 shares of the Company’s Series A Convertible Preferred Shares to the Company for cancellation.

As part of the Company’s pending acquisition of assets from 0875505 B.C., the Company will issue 35,000,000 shares of its common stock, in restricted form, to 0875505 B.C., when the transaction closes which is expected to occur during the third fiscal quarter of 2011 ending on March 31, 2011.  The Company will rely on Section 4(2) of the Securities Act of 1933, as amended, with respect to this issuance.

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

A&J VENTURE CAPITAL GROUP, INC.

Date: February 7, 2011	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO