Form 10-K/A
period 2010-06-30
A&J Venture Capital Group, Inc.
filed 2011-02-23
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

The business of A&J Venture Capital Group is the total or partial takeover of Chinese SMEs with the scope of restructuring and improving their performance through the thorough application of modern management techniques.  This is achieved through A&J Venture Capital Group’s own staff or through the development of the subsidiaries existent staff.  A dynamically tailored package of activities design the Company will lead the subsidiaries to development stage.

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
A&J Venture Capital, Inc.
Valencia, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of A&J Venture Capital, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ending June 30, 2010 and 2009 and from February 22, 2007 (date of inception) through June 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements .  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A&J Venture Capital, Inc. as of June 30, 2010 and 2009, the results of operations, stockholders’ equity and its cash flows for the years ended June 30, 2010 and 2009 and from February 22, 2007 (date of inception) to June 30, 2010 and 2009 in conformity with generally accepted accounting principles in the United States of America.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on June 30, 2010 (after giving effect to the above transaction) based on  18,077,500 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Antal Markus (1) 23890 Copper Hill Drive #206 Valencia CA 91354	2,367,500	13.09%

Common Stock	Andreas Klimm (2) Sickingenstrasse 18 Heidelberg Germany 69126	180,000	1.00%

Common Stock	Directors and Officers	2,547,500	14.09%

(1)	Officer, director. Of the shares noted, 360,000 shares are owned by Mr. Markus’ wife. Of these shares, 18,000,000 shares were acquired from our previous president, Andreas Klimm, in September, 2010.
(2)	Mr. Klimm resigned in September, 2010 and returned his 1800,000 shares to the treasury along with the 10,000 shares of Series A Preferred Stock, which shares were subsequently canceled.

Changes in Control

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s present business plan in exchange for his returning 10,000 shares of series “A” preferred stock he was issued in January 2010 for cancellation and 180,000 shares of common stock for cancellation. As part of this agreement, our previous President contributed outstanding debt owed to him of $95,312 including advances of $94,775 and $537 in accounts payable – related party.  The Company has canceled the 10,000 Series A Preferred Stock that were issued and there are presently no shares of Series A Preferred Stock issued and outstanding.  The Company also canceled the 180,000 shares previously owned by Mr. Klimm and returned those shares to the treasury.

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

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s present business plan in exchange for his returning 10,000 shares of series “A” preferred stock he was issued in January 2010 for cancellation and 180,000 shares of common stock for cancellation. As part of this agreement, our previous President contributed outstanding debt owed to him of $95,312 including advances of $94,775 and $537 in accounts payable – related party.  The Company has canceled the 10,000 Series A Preferred Stock that were issued and there are presently no shares of Series A Preferred Stock issued and outstanding.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Kelowna, British Columbia, on February 15, 2011 .

A & J VENTURE CAPITAL GROUP, INC.

By:	/s/ Antal Markus
Antal Markus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2011 .

By:	/s/ Antal Markus
Antal Markus
Director, Chief Executive Officer
Chief Financial Officer (Principal Financial
Officer), Treasurer, Principal Accounting Officer, Secretary