Form 10-Q
period 2011-03-31
RELIABRAND INC.
filed 2011-05-13
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-146441

RELIABRAND INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-3260541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

23890 Copper Hill Drive, #206, Valencia CA	91354
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (661) 414-7125

A & J VENTURE CAPITAL GROUP, INC.
444 Seabreeze Blvd., Suite 660, Daytona Beach, FL 32118

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

At May 4, 2011, 68,122,500 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION	3

ITEM 1	Condensed Financial Statements	3

	Condensed Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010	3

	Unaudited Condensed Statements of Operations for the three and nine months ended March 31, 2011 and 2010, cumulative during development stage from February 22, 2007 (inception) through March 31, 2011	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended March 31, 2011 and 2010, and cumulative during development stage from February 22, 2007 (inception) through March 31, 2011	5

	Notes to Condensed Financial Statements (unaudited)	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4T	Controls and Procedures	15

PART II	OTHER INFORMATION	15

ITEM 6	Exhibits	15

SIGNATURE		16

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$19,602
Prepaid expenses	-	7,500
Deferred Expenses	5,215	20,215

TOTAL CURRENT ASSETS	5,215	47,317

Total Assets	$5,215	$47,317

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,023	$4,214
Accounts payable - related party	30,000	3,000
Shareholder advances	67,631	94,775

TOTAL CURRENT LIABILITIES	98,654	101,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding - 2010,
none issued and outstanding - 2011	-	1

Common stock, par value $.0001, 100,000,000
shares authorized, 18,077,500 issued and outstanding - 2010
33,122,500 issued and outstanding - 2011	3,312	1,808
Paid in Capital	347,711	201,402
(Deficit) accumulated during the development stage	(444,462)	(257,883)

Total Stockholders' (Deficit)	(93,439)	(54,672)

Total Liabilities and Stockholders' Equity (Deficit)	$5,215	$47,317

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
					from
					February 22, 2007
	For the three months ended		For the nine months ended		(Inception)
	March 31,		March 31,		to
	2011	2010	2011	2010	March 31, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Amortization	5,000	5,000	15,000	14,785	34,785
Accounting, Audit, and Legal fees	45,219	3,851	87,502	23,016	142,733
Consulting Fees	19,925	102,000	64,925	111,000	185,425
Rent expense	4,200	2,808	5,923	8,635	25,267
General and administrative	6,107	1,703	13,229	713	55,748

Total expenses	80,451	115,363	186,579	158,150	443,958

NET OPERATING (LOSS)	(80,451)	(115,363)	(186,579)	(158,150)	(443,958)

OTHER INCOME (EXPENSE)
Interest Expense	-	-	-	-	(504)

NET (LOSS)	$(80,451)	$(115,363)	$(186,579)	$(158,150)	$(444,462)

NET (LOSS) PER SHARE - BASIC	*	$(0.35)	*	$(0.50)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	32,972,500	327,500	29,629,167	319,167

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
			February 22, 2007
	For the nine months ended		(Inception)
	March 31,		to
	2011	2010	March 31, 2011

OPERATING ACTIVITIES
Net (loss)	$(186,579)	$(158,150)	$(444,462)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock issued for services	52,500	97,500	150,000
Depreciation and amortization	15,000	14,785	34,834
Changes in operating assets and liabilities
Accounts payable	(3,191)	4,529	(780)
Accounts payable - Related party	27,537	(2,450)	33,244
Prepaid expenses	7,500	(502)	-
Deferred Charges	-	(40,000)	(40,000)

NET CASH (USED BY) OPERATING ACTIVITIES	(87,233)	(84,288)	(267,164)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,622)

NET CASH (USED BY) INVESTING ACTIVITIES	-	-	(1,622)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	70,693
Proceeds from shareholder advances	67,631	92,126	198,092

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,631	92,126	268,785

NET INCREASE (DECREASE) IN CASH	(19,602)	7,838	-

CASH, BEGINNING OF PERIOD	19,602	-	-

CASH, END OF PERIOD	$-	$7,838	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder advances on behalf of company	$95,312		$131,903
Property and equipment net of depreciation exchanged for debt	-		(1,573)
Account payable - related party contributed to capital	(537)		(537)
Shareholder's debt contributed to capital	(94,775)		(129,793)
	$-		$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2011 and 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2011 and the results of its operations and cash flows for the three and nine months ended March 31, 2011 and 2010 have been made.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

These condensed financial statements should be read in conjunction with the financial statements and notes for the years ended June 30, 2010, thereto contained in the Company’s Form 10-K.

Change of Auditors

On January 4, 2011, we terminated the engagement of R.R. Hawkins and Associates, an independent registered public accounting firm, as our auditors, and on January 5, 2011, we engaged the services of Farber Hass Hurley LLP, an independent registered public accounting firm, as our new auditors

Change of Name

On February 3, 2011, we changed our name from “A&J Venture Capital Group, Inc.” to “Reliabrand, Inc.” in order to better reflect our current business plan, and to comply with the requirements of closing the asset purchase agreement discussed in Note 6.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of March 31, 2011 we have a working capital deficit of $93,439, and accumulated deficit of $444,462. During the period ending March 31, 2011 we had a net loss of $186,579 and cash used in operating activities of $87,233. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2011 and 2010
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

Resignation and appointment of officers and directors

On August 18, 2010, our President, Chief Financial Officer, and Director resigned. Prior to his resignation, he appointed a replacement Director to serve as our Board of directors, and our sole officer until further members and officers are elected. On September 30, 2010, we issued 7,500,000 shares of our restricted common stock to our new sole officer and sole director for agreeing to serve our Company in that capacity, valued at $.002 per share for a total expense of $15,000 which is reflected in consulting fees.

Related party transactions

For the nine month period ended March 31, 2011 and 2010, we accrued $-0- and $13,500, respectively, for consulting fees for our previous President. For the nine month period ended March 31, 2011 and 2010, we also paid $1,723 and $8,635, respectively, rent for our office space in Heidelberg, Germany, to the same officer. As of March 31, 2011 and 2010, we owed our previous President $-0- and $92,815 in shareholder advances. As a result of the below binding letter of intent our former President closed our bank account in Germany, and retained the balance as payment towards his consulting fees balance owed of $3,000, the payment made to him against this balance was $2,463, leaving a balance of $537 which was contributed to capital.

For the period ended March 31, 2011, we incurred consulting fees to our current President in the amount of $5,000 per month for a total of $45,000 in consulting expense.  Of the total amount of consulting expense recorded, $15,000 was paid through the issuance of 7,500,000 shares of restricted common stock to our current President on September 30, 2010, valued at a share price of $.002.  As of March 31, 2011, we owe our current President $30,000, which is reflected in accounts payable – related party.

Binding letter of intent

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s business plan at that time in exchange for his returning 10,000 shares of series “A” preferred stock that he was issued in January 2010 for cancellation and 180,000 shares of common stock for cancellation. As part of this agreement, our previous President contributed outstanding debt owed to him of $95,312 including advances of $94,775 and $537 in accounts payable – related party.

Shareholder advances

In the nine month period ended March 31, 2011, our current President paid operating bills totaling $67,631, including $4,201 paid for rent of an office in Canada on a month to month basis. These payments are recorded as a shareholder’s advances and are on a non-collateralized, non-interest bearing due on demand basis.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2011 and 2010
(Unaudited)

NOTE 5 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the period ended March 31, 2011 and June 30, 2010, there were 33,122,500 and 18,077,500 shares of our common stock issued and outstanding, respectively. As of the period ended March 31, 2011 and June 30, 2010, there were -0- and 10,000 shares of our preferred stock issued and outstanding, respectively.

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2011 and 2010
(Unaudited)

NOTE 5 – STOCKHOLDER’S EQUITY - continued

The holders of the Series A Preferred Stock shall not be entitled to receive dividends per share of Series A Preferred Stock.  The Company shall have no rights to redeem Series A Preferred Stock.

On March 1, 2010, we granted and issued our former President 10,000 series A preferred stock shares with a value of $10,000 for consulting services rendered, and the expense was included in consulting fees in the statements of operations. On September 18, 2010, these shares were returned and cancelled as per the term of the Binding Letter of Intent discussed in Note 4.

Reverse stock split

In May 2010, a 1 for 100 reverse stock split was approved by the Board of Directors and a majority of shareholders.  This was completed by the transfer agent in February  2011, and included a stock trading symbol change, to reflect our name change, from “AJVE” to “RLIA.”  The effect of this transaction has been retroactively reflected in the accompanying financial statement.

Stock Based Compensation

On January 3, 2011, we issued 150,000 restricted shares of our common stock for payment of debt owed to our corporate counsel for services performed between October and December 2010, in the amount of $15,000. On March 3, 2011, we resolved to cancel the above issuance and replace it by issuing 200,000 restricted shares of our common stock for payment of debt owed to our corporate counsel for services performed between October 2010 and March 2011, in the amount of $20,000.

On March 22, 2011, we issued 25,000 restricted shares of our common stock for payment of debt owed to our outside accountant for services performed between January and March 2011, in the amount of $2,500.

NOTE 6 – SUBSEQUENT EVENTS

Asset Purchase Agreement

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“0875505 BC”), a British Columbia, Canada company.  The Agreement provides for us to acquire multiple patents and trademarks acquired by 0875505 BC through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that 0875505 BC has expended approximately $1,500,000 in cash in acquiring and further development.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296,   resin inventory of $8,160, pacifier inventory of $6,000 and assumed an executory contract with a plastics manufacturer and will assume accounts payable of approximately $45,176.  In exchange, at the closing on April 6, 2011 we issued 35,000,000 shares of our common stock, par value $.001, post-split.  We closed this transaction on April 6, 2011.  As a condition to closing the transaction, we had to implement our previously authorized 100-to-1 reverse stock split (Note 5) and change the Company’s name to “Reliabrand, Inc.” (Note 1).

Preferred Stock Issuance

On May 2, 2011, we  issued to our President 10,000 shares of Class A Preferred Stock in exchange for him returning and cancelling nine million (9,000,000) shares of our common stock. These Class A preferred stock have the same terms and conditions as discussed in Note 5.

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

Plan of Operations

On January 20, 2011, Reliabrand Inc. fka A & J Venture Capital Group, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“0875505 BC”), a British Columbia, Canada company.  This transaction closed on April 6, 2011.

The Company has acquired multiple patents and trademarks previously owned by Adiri, Inc. (“Adiri”) and ultimately acquired by 0875505 BC.  These patents and trademarks relate to a baby bottle and related components that 0875505 BC expended approximately $1,500,000 in acquiring and further development.  The Company issued 35,000,000 shares of its common stock, par value $.001, to 0875505 BC for these assets.

The Company acquired from 0875505 BC  all right, title, interest, applications and registrations of all the trademarks and patents of Adiri acquired by 0875505 BC in the following jurisdictions:  Australia, Brazil, Canada, Chile, China, Columbia, the European Union, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, South Korea, Switzerland, Taiwan, and the United States.  There are four U.S. patents, one European Patent (EP) patent application (valid until 2019), and one Canadian patent covering Adiri’s unique breast shaped nipple (5,690,679, 5,993,479).  There are additional U.S. utility & design patent applications pending as well as a Patent Cooperation Treaty (PCT) application filed along with numerous International Registered Trademarks.

With the acquisition of these assets including the patents and trademarks, the Company will soon commence operations in the baby bottle industry.  It is currently developing a newer version of the baby bottle that Adiri was previously producing that it hopes will be one of the first baby bottles that will be free of Estrogenic Activity (EA) as well as being Bisphenol A (BPA)-free.  The Company intends to aggressively promote and market the bottles and hopes to secure retail distribution outlets for the bottles.  To achieve that goal, the Company has begun negotiation with large retail chains to supply the Adiri bottles for sale to retail customers.  The Company is also seeking production agreements with manufacturers to produce the baby bottles.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period; we anticipate spending $50,000 on professional fees attributable to fulfilling our reporting obligations under the federal securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any agreements or arrangements in place for any future equity financing event. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditors have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2010.

In May 2010, a 1 for 100 reverse stock split was approved by the Board of Directors and a majority of shareholders. This was completed by the transfer agent in February 2011, and included a stock trading symbol change, to reflect our name change, from “AJVE” to “RLIA.”  The effect of this transaction has been retroactively reflected in the accompanying financial statements.

Results of Operations for the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010

We did not earn any revenues for the period ended March 31, 2011 and 2010.

As of March 31, 2011, we had total assets of $5,215 and total liabilities of $98,654 compared to total assets of $47,317 and total liabilities of $101,989 as of June 30, 2010.

During the three months ended March 31, 2011, we incurred operating expenses in the amount of $80,451. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees, compared to operating expenses of $115,363 for the three months ended March 31, 2010.

For the three month period ending March 31, 2011, we accrued $15,000 for consulting fees owed to our President.  For the three month period ending March 31, 2010, we paid $4,500 for consulting fees to our former President.

Beginning June 1, 2009, we leased office space in Heidelberg, Germany from our former President under a non-cancelable operating lease. Rent expense under this lease was $2,808 for the three months ended March 31, 2010. The lease expired on May 31, 2010, and converted to a month to month basis, and we kept the office open through August 31, 2010, and closed it when our former President resigned.

In January 2011, we rented office space in Canada on a month to month basis for approximately $1,600 USD. For the three months ended March 31, 2011, our current President advanced funds for rent totaling $4,201; this amount is included in the balance owed to him classified under shareholder advances.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Nine months Ended March 31, 2011 and the Nine months Ended March 31, 2010

During the nine months ended March 31, 2011, we incurred operating expenses in the amount of $186,579. These operating expenses were comprised of accounting and audit fees, general and management expenses, and transfer agent fees.  This compared to operating expenses of $158,150 for the nine months ended March 31, 2010.

For the nine month period ending March 31, 2011, we expensed $45,000 for consulting fees to our current President, and expensed an additional $15,000 for agreeing to serve as our President and as a Director on our Corporate Board. On May 2, 2011, we issued 10,000 shares of series “A” preferred stock to our current President in exchange for his returning 9,000,000 shares of the Company’s common stock to the Company for cancelation.

Before the issuance of the shares to 0875505 BC, Mr. Markus was the majority shareholder of the Company owning approximately 58% of the Company’s common stock.  Since the issuance of the 0875505 BC shares, Mr. Markus’ share holdings were reduced to approximately 25%.  By issuing Mr. Markus the Series A Preferred Shares, his common share holdings were reduced to approximately 12% of the issued and outstanding shares of common stock.  However, the Series A Preferred Shares which he owns will maintain his status as the majority shareholder of the Company in voting on matters on which shareholders may vote, thus ensuring continuity of the Company’s operations and with the ultimate result that the issuance of the 0875505 BC shares did not result in a change of control in the Company and ensuring that Mr. Markus’ services will be retained by the Company.

In addition to other terms and conditions, the 10,000 Series A Preferred Stock have an aggregate voting power of 45% of the combined voting power of the entire Company’s shares, Common Stock and Preferred Stock, for so long as the Company is in existence.  Without the vote or consent of the holders of at least a majority of the shares of Series A Preferred Stock then outstanding, the Company may not (i) authorize, create or issue, or increase the authorized number of shares of, any class or series of capital stock ranking prior to or on a parity with the Series A Preferred Stock, (ii) authorize, create or issue any class or series of common stock of the Company other than the Common Stock, (iii) authorize any reclassification of the Series A Preferred Stock, (iv) authorize, create or issue any securities convertible into or exercisable for capital stock prohibited by (i) or (ii), (v) amend the Certificate of Designations or (vi) enter into any merger or reorganization, or disposal of assets involving 20% of the total capitalization of the Company.  The holders of the Series A Preferred Stock are not entitled to receive dividends for the shares of Series A Preferred Stock.  The Company has no rights to redeem the Series A Preferred Stock.

As of March 31, 2011, we owed our President $67,631 which amount is classified as a shareholder’s advance, is non-interest bearing and payable on demand.

As of March 31, 2010, we owed our former President $92,815, consisting of $8,689 in shareholder advances, and on July 2, 2009, we received an advance of $84,126 from our former President in connection with a non-collateralized note payable.  This debt was canceled in August 2010 when our former President and the Company entered into a binding letter of intent disposing of the Company’s assets and interest in its German operations.

Beginning June 1, 2009, we leased office space from our former President under a 12 month non-cancelable operating lease; rent expense under this lease was $1,723 and $8,635 for the nine months ended March 31, 2011 and 2010, respectively. We let the lease expire on May 31, 2010, and converted it to a month to month basis on June 1, 2010; we continued the month to month rental from June 2010 through August 2010, when our former President resigned and we closed this office.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

As of March 31, 2011, the Company had no cash and as of June 30, 2010, the Company had a cash balance of $19,602.

Through December 31, 2009, we had sold $42,000 in equity securities to pay for our business operations. We sold 135,000 post-split (13,500,000 pre-split) shares of common stock to 30 unaffiliated shareholders on August 23, 2007 for total proceeds of $36,000 pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration Statement on the Form SB-2 for this offering on October 2, 2007 and became effective on October 12, 2007. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.  Also, we sold a total of 180,000 post-split (18,000,000 pre-split) shares of common stock to a former officer and directors on June 29, 2007 and August 6, 2007 for total proceeds of $36,000, which shares were returned to treasury and canceled in September 2010.

On May 25, 2010, we sold $35,500 in equity securities to pay for our business operations.  We issued a total of 17,750,000 shares of our common stock in this private placement pursuant to Regulation S of the Securities Act.  Additionally, we issued 15,000,000 shares of our common stock to our President and Director for his services through September 30, 2010.  We also issued 225,000 shares as payment to two different vendors for services during the quarter ended March 31, 2011.

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the August 2007 common stock offering. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Stock-based compensation

The Company adopted FASB ASC 718-10 and valued our employee stock based awards based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.
Contractual Obligations

Beginning June 1, 2009, we leased office space from our former President under a 12 month non-cancelable operating lease for 670 Euros per month (approximately $960 USD per month).  Rent expense was $2,808 and $8,635 for the three and nine months ended March 31, 2010, respectively.  Rent expense under this same lease was $0 and $1,723 for the three and nine months ended March 31, 2011, respectively. The lease expired on May 31, 2010, and converted to a month to month basis on June 1, 2010; we continued the month to month rental from June 2010 through August 2010, when our former President resigned and we closed this office.

We presently share office space with our attorney at no charge. In January 2011, we rented office space in Canada on a month to month basis for approximately $1,600 USD. For the nine months ended March 31, 2011, our current President advanced funds for rent totaling $4,201; this amount is included in the balance owed to him classified under shareholder advances.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our condensed financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Inflation

Inflation has not materially impacted our results of operations in recent years.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine month period ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RELIABRAND INC.

Date: May 12, 2011	By:	/s/ Antal Markus
Name: Antal Markus
Title: President, CEO