Form 10-K
period 2011-06-30
RELIABRAND INC.
filed 2011-09-28
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2011

☐ Transition Report Pursuant to Section 13or 15(d) of The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-54300

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $3,345,625

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares	Class as of September 15, 2011
Common Stock, Par Value $0.0001 per share	59,242,500

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

RELIABRAND INC.

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

·	our growth strategies;

·	anticipated trends in our business;

·	our ability to make or integrate acquisitions;

·	our liquidity and ability to finance our products,

·	acquisition and development strategies;

·	market conditions in the implant industry;

·	the impact of government regulation;

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

Our name was changed to Alco Energy Inc. effective May 21, 2008 and on June 4, 2009, our name was changed to A & J Venture Capital Group, Inc.  On February 4, 2011, we changed our name to Reliabrand Inc.

Our principal offices are located at 23890 Copper Hill Drive, #206, Valencia CA 91354.  Our telephone number is (661) 414-7125.

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW - continued

Our Business

On January 20, 2011, Reliabrand Inc. fka A & J Venture Capital Group, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“0875505 BC”), a British Columbia, Canadian company.  This transaction closed on April 26, 2011.

The Company acquired multiple patents and trademarks previously owned by Adiri, Inc. (“Adiri”) and ultimately acquired by 0875505 BC.  These patents and trademarks relate to a baby bottle and related components that 0875505 BC expended approximately $1,500,000 in acquiring and further development.  The Company issued 35,000,000 shares of its common stock, par value $.0001, to 0875505 BC for these assets.

The Company acquired from 0875505 BC  all right, title, interest, applications and registrations of all the trademarks and patents of Adiri acquired by 0875505 BC in the following jurisdictions:  Australia, Brazil, Canada, Chile, China, Columbia, the European Union, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, South Korea, Switzerland, Taiwan, and the United States.  There are four U.S. patents, one European Patent (EP) patent application (valid until 2019), and one Canadian patent covering Adiri’s unique breast shaped nipple There are additional U.S. utility & design patent applications pending as well as a Patent Cooperation Treaty (PCT) application filed along with numerous International Registered Trademarks.

With the acquisition of these assets including the patents and trademarks, the Company will soon commence operations in the baby bottle industry.  It is currently developing a newer version of the baby bottle that Adiri was previously producing that it hopes will be one of the first baby bottles that will be free of Estrogenic Activity (EA) as well as being Bisphenol A (BPA)-free.  The Company intends to aggressively promote and market the bottles and hopes to secure retail distribution outlets for the bottles.  To achieve that goal, the Company has begun negotiation with large retail chains to supply the Adiri bottles for sale to retail customers. The Company has selected a manufacturer in China to produce our products, and have commenced production as of September 2011.

The Company has placed an order with a manufacturer in China for 72,000 baby bottles and bottle components.  Initially, the Company will sell the baby bottles through its online website but is seeking retail distribution as well.  The Company is presently in discussion with distributors of baby bottles and related products in over 20 countries worldwide.  To date, the Company has not entered into any definitive agreements with any of these distributors.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period, we anticipate spending $50,000 on professional fees attributable to fulfilling our reporting obligations under the federal securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any agreements or arrangements in place for any future equity financing event. If we are required to raise additional funds, substantial dilution may result to existing shareholders.

In May 2010, a reverse stock split was approved by the Board of Directors and a majority of shareholders. We have now completed the reverse split of our common stock in the ratio of 1 share for 100 shares; this was done on February 4, 2011, and included a stock trading symbol change to reflect our name change also effective on February 4, 2011. Our stock symbol was changed from “AJVE” to “RLIA.”

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company will compete with much larger companies in the baby bottle and related baby products that are much larger, have significantly longer operating histories and are much better capitalized as well as having well-known names that consumers know.    The Company’s competitive position within the industry is negligible in light of the fact. Older, well-established baby bottle companies with records of success currently attract customers. The Company expects to compete with these companies based on the unique design of the Company’s baby bottles and components.    Mr. Markus, the Company’s sole officer and director, presently devotes his full time to its operations.

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW - continued

Dependence on One or a Few Major Customers

The Company presently has no customers and there can be no assurances that we will be able to secure and retain any customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

At present, the Company has the patents and trademarks it acquired from 0875505 BC Ltd. In April, 2011 as described above.  The Company anticipates filing additional patent and trademark applications in the future as the Company begins manufacturing products.

The Company’s web site, www.reliabrand.com, is copyrighted under United States law and is a registered domain name owned directly by the Company.

Need For Governmental Approval of Principal Products or Services

None of the principal products or services offered by the Company requires governmental approval.

Research and Development

The Company currently intends to produce the Adiri baby bottle and components.  As the Company generates anticipated revenues from the future sales of baby products, the Company may begin research and development into other baby products.  At the present time, the Company does not have any research and development (“R & D”) personnel and it may not ever reach the level of operations and revenues which would be required to sustain such an R & D department.  If an R & D department is established, there can be no assurances that the R & D would be successful in developing or patenting any new products or enhancements on existing patents or that any such potential patents would generate any significant revenue, if any, to the Company.

The Company has not expended any material amount in research and development activities during the last two fiscal years.

Number of Total Employees and Number of Full-Time Employees

The Company presently has no full time employees with the exception of Mr. Markus, its CEO, who devotes substantially all of his time to the Company’s operations.

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

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on February 28, 2007 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on February 28, 2007 to June 30, 2011 is $542,073. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

If we do not obtain additional financing, our business may fail.

Our business plan calls for ongoing expenses in connection with the marketing and sales of our baby products. We have not generated any revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

ITEM 1A. - RISK FACTORS - continued

We have no customer  and we cannot guarantee we will ever have any. Even if we obtain customers, there is no assurance that we will make a profit.

We have no customers.  We have not identified any customers and we cannot guarantee we ever will have any. If we are unable to attract enough customers once we commence sales of our baby bottles, we will have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our services to potential customers and distributors. As a result, we may not be able to attract enough customers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our website and personal contacts to potential customers. The promotion of our products via our website is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Because our management does not have prior experience in the marketing and sale of products via the Internet, we may have to hire individuals or suspend or cease operations.

Because our management does not have prior experience in retail sales via the Internet, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

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

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions  decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

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

ITEM 1A. - RISK FACTORS - continued

Risks Related to Our Stock - continued

The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

·	variations in our operating results;

·	announcements of technological innovations, new services or product lines by us or our competitors;

·	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

·	changes in operating and stock price performance of other companies in our industry;

·	additions or departures of key personnel; and

·	future sales of our common stock.

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

Our director and sole officer, Antal Markus, is not resident of the United States. Consequently, it may be difficult for investors to effect service of process on Mr. Markus in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Markus based on the civil liability provisions of the United States securities laws. Since substantially all of our tangible assets are located in Canada, it may be difficult or impossible for U.S. investors to collect a judgment against us. Further, any judgment obtained in the United States against us may not be enforceable in Canada.

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

ITEM 3 - LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings which involve Reliabrand Inc., its directors or officers. Our Bylaws provide that we shall have a minimum of one director. There is no stated maximum number of directors allowed but such number may be fixed from time to time by action of the stockholders or of the directors. Our address for service of process in Nevada is 1802 N Carson St., Suite 212, Carson City NV 89701.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2011.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently listed on the OTC Bulletin Board under the symbol “RLIA.” Prior to April 5, 2011, the Company’s stock was listed on the OTC Bulletin Board under the symbols “AJVE”, “ACOE” and “SLEG”.

For the period from November 12, 2007 to date, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High Price	Low Price
November 12, 2007 December 31, 2007	n/a	n/a
January 1, 2008 – March 31, 2008	n/a	n/a
April 1, 2008 June 30, 2008	n/a	n/a
July 1, 2008 – September 30, 2008	n/a	n/a
October 1, 2008 – December 31, 2008	$1	$0.01
January 1, 2008 – March 31, 2008	$1	$0.01
April 1, 2008 -June 30, 2008	$1	$0.01
July1, 2009 - June 30,2010	$0.21	$.0021
July 1, 2010 – September 30, 2010	$.25	$.25
October 1, 2010 – December 31, 2010	$.25	$.25
January 1, 2011 – March 31, 2011	$.250	$.16
April 1, 2011 – June 30, 2011	$.25	$.10

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

Holders

As of June 30, 2011, we have 59,122,500 shares of our Common Stock issued and outstanding held by 46 shareholders of record.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

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

Plan of Operations

The Company’s strategy is to manufacture baby bottles and the related components initially and to offer those products for sale via the Company’s website or through distributors throughout the world.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period; we anticipate spending $50,000 on professional fees attributable to fulfilling our reporting obligations under the federals securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditors have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2011.

Results of Operations for the Year Ended June 30, 2011 and the Year Ended June 30, 2010

We did not earn any revenues for the years ended June 30, 2011 and 2010.

During the year ended June 30, 2011, we incurred operating expenses in the amount of $284,749. These operating expenses were comprised of amortization and depreciation expenses, accounting and audit fees, consulting fees, rent expense, general and management expenses, and transfer agent fees.  This compared to operating expenses of $183,034 for the year ended June 30, 2010.

As at June 30, 2011, we had total assets of $1,651,414 and total liabilities of $177,810 compared to total assets of $47,317 and total liabilities of $101,989 as of June 30, 2010.  Of the total assets as of June 30, 2011, current assets were $140,440 and consisted of cash of $29,873, inventory of $9,421, note receivable, including accrued interest, of $65,136, deposits of $1,456 and prepaid expenses of $34,554.  Other assets were $1,510,974 and consisted of patents of $1,363,581, intellectual properties of $139,485, net furniture of $2,642, and other assets of $5,266.

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (“Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296,   resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.0001, post-split.  As a condition to the Agreement, we had to implement our previously authorized 100-to-1 reverse stock split (Note 8) and change the Company’s name to “Reliabrand, Inc.” (Note 1).

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Results of Operations for the Year Ended June 30, 2011 and the Year Ended June 30, 2010 - continued

For the years ended June 30, 2011 and 2010, we expensed zero and $16,500, respectively, for consulting fees for our former President. For the years ended June 30, 2011 and 2010, we also paid $1,723 and $11,270, respectively, rent for our office space in Heidelberg, Germany, to the same former officer. As of June 30, 2011 and 2010, we owed our former President zero and $94,775 in shareholder advances. As a result of the Binding Letter of Intent, discussed below, in September 2010 our former President closed our bank account in Germany, and retained the balance as payment toward his consulting fees balance owed of $3,000; the balance in the bank account was $2,463, leaving a balance of $537 which was considered contributed capital, as described in the Binding Letter of Intent (Note 10).

On March 1, 2010, we granted and issued our former President 100 series A preferred stock shares with a value of $10,000 for consulting services rendered, and the expense is included in consulting fees in the statements of operations. On September 18, 2010, these shares were returned and cancelled as part of the consideration for the Binding Letter of Intent (Note 10).

During the year ended June 30, 2011, our current President advanced $114,212 to the Company to pay expenses of the Company.  Of that amount, he was reimbursed $15,446 as of June 30, 2011.

On May 2, 2011, we  issued to our current President 10,000 shares of Class A Preferred Stock in exchange for him returning and cancelling nine million (9,000,000) shares of our common stock.

 On September 30, 2010, we issued 7,500,000 shares of our restricted common stock to our current President and director for agreeing to serve our Company in that capacity, valued at $.002 per share for a total expense of $15,000 which is reflected in consulting fees. Additionally, on September 30, 2010, we issued 7,500,000 shares of our restricted common stock to our current President for payment of outstanding invoices, totaling $15,000, owed to him for consulting services.

Beginning June 1, 2009, we leased office space from our former President under a non-cancelable operating lease for 670 Euros per month (approximately $960 USD per month based on historical rates).  The lease expired on May 31, 2010, and converted to a month to month basis on June 1, 2010; we continued the month to month rental from June 2010 through August 2010, when our former President resigned and we closed this office.  Rent expense under this lease was $1,723 and $11,270 for the years ended June 30, 2011 and 2010, respectively.

In January 2011, we rented office space in Canada on a month to month basis for approximately $800 CAD per month (approximately $807 USD per month based on historical rates); beginning in February 2011 we took on more space within the office and began paying approximately $1,860 CAD per month (approximately $1,900 USD per month based on historical rates).  Rent expense under this lease was $9,868 and zero for the years ended June 30, 2011 and 2010, respectively.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.  The Company does not anticipate paying dividends in the near future, if ever.

Liquidity and Capital Resources

As of June 30, 2011 and 2010, the Company had a cash balance of $29,873 and $19,602, respectively.

Through June 30, 2011, we had sold $70,700 in equity securities to pay for our business operations.  We sold 135,000 post-split (13,500,000 pre-split) shares of common stock to 30 unaffiliated shareholders on August 23, 2007 for total proceeds of $29,193 pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration Statement on the Form SB-2 for this offering on October 2, 2007 and became effective on October 12, 2007. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.  Also, we sold 180,000 post-split (18,000,000 pre-split) shares of common stock to a former officer and directors on June 29, 2007 and August 6, 2007 for total proceeds of $6,000, which shares were returned to treasury and canceled in September 2010.

On May 25, 2010, we sold $35,500 in equity securities to pay for our business operations.  We issued a total of 17,750,000 shares of our common stock in this private placement pursuant to Regulation S of the Securities Act.

In September 2010, we issued a total of 15,000,000 shares of our common stock to our current President and Director for agreeing to serve our Company and for his services through September 30, 2010.  On May 2, 2011, 9,000,000 of these shares were returned and canceled in exchange for the issuance of 10,000 shares of our preferred Series A stock.

In April 2011, we issued 35,000,000 shares of our common stock to 0875505 BC Ltd. as payment for assets acquired under the Asset Purchase Agreement.

Additionally, we issued 225,000 and 12,500 shares as payment to certain vendors for services during the years ended June 30, 2011 and 2010, respectively.

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

Contractual Obligations

Beginning June 1, 2009, we leased office space from our former President under a non-cancelable operating lease for 670 Euros per month (approximately $960 USD per month based on historical rates).  The lease expired on May 31, 2010, and converted to a month to month basis on June 1, 2010; we continued the month to month rental from June 2010 through August 2010, when our former President resigned and we closed this office.  In January 2011 we rented office space in Canada on a month to month basis for approximately $800 CAD per month (approximately $807 USD based on historical rates); beginning in February 2011 we took on more rental space within the office and began paying approximately $1,860 CAD per month (approximately $1,900 USD based on historical rates). Rent expense was $11,591 and $11,270 for the years ended June 30, 2011 and 2010, respectively.  For the year ended June 30, 2011 our current President advanced funds for rent totaling $9,868; this amount is included in the balance owed to him classified under shareholder advances.

In June 2011, the Company entered into an agreement with Nova Genisis Ltd. to create product molds for certain types of baby bottles.  The agreement called for the Company to make a prepaid deposit of $25,000, which the Company paid on June 9, 2011; this amount is reflected as part of the prepaid asset balance on the accompanying Balance Sheet.  The remaining amount owed under the contract of $26,320 is due upon completion of the molds, which is expected to be in late September 2011.

In September 2011, the Company entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360.

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

As of June 30, 2011 and 2010, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8 - FINANCIAL STATEMENTS
RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm - June 30, 2010	F-1

	Report of Independent Registered Public Accounting Firm June 30, 2011	F-2

	Balance Sheets, for the years ended June 30, 2011 and 2010	F-3

Statements of Operations for the years ended June 30, 2011 and 2010, and cumulative
	during development stage from February 22, 2007 (inception) through June 30, 2011	F-4

Statements of Stockholders' (Deficit) for the period from
	February 22, 2007 (inception) through June 30, 2011	F-5

Statements of Cash Flows for the years ended June 30, 2011 and 2010, and cumulative
	during development stage from February 22, 2007 (inception) through June 30, 2011	F-6

	Notes to Financial Statements	F-7

Board of Directors
Reliabrand Inc.
(formerly A&J Venture Capital, Inc.)
Valencia, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Reliabrand Inc. (formerly A&J Venture Capital, Inc). as of June 30, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year ending June 30, 2010 and from February 22, 2007 (date of inception) through June 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliabrand Inc. (formerly A&J Venture Capital, Inc.) as of June 30, 2010, the results of operations, stockholders’ equity and its cash flows for the year ended June 30, 2010 and from February 22, 2007 (date of inception) to June 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC
September 26, 2011, 2010
Los Angeles, CA

Corporate Headquarters
11301 W. Olympic Blvd. #714
Los Angeles, CA 90064
T: 310.553.5707  F: 310.553.5337
www.rrhawkins.com

Board of Directors
Reliabrand, Inc.
Valencia, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Reliabrand Inc. (formerly A&J Venture Capital, Inc.) as of June 30, 2011, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and the cumulative period from July 1, 2010 to June 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit over its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a  reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliabrand Inc. (formerly A&J Venture Capital, Inc.) as of June 30, 2011, the results of operations, stockholders’ equity and its cash flows for the year then ended  and the cumulative period from July 1, 2010 to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not earned any revenue since its inception, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
Farber Hass Hurley LLP
September 26, 2011
Camarillo, CA

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$29,873	$19,602
Inventory	9,421	-
Note receivable
(including accrued interest of $2,721) (Note 4)	65,136	-
Deposits - utilities	1,456	-
Prepaid expenses	34,554	7,500
Deferred expenses	-	20,215

TOTAL CURRENT ASSETS	140,440	47,317

OTHER ASSETS
Furniture and Computer equipment, net (Note 3)	2,642	-
Intellectual and product properties (Note 6)	139,485	-
Patents, net of amortization of $10,039 (Note 6)	1,363,581	-
Other assets	5,266	-

TOTAL OTHER ASSETS	1,510,974	-

Total Assets	$1,651,414	$47,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$24,044	$4,214
Accounts payable - related party	55,000	3,000
Shareholder advances	98,766	94,775

TOTAL CURRENT LIABILITIES	177,810	101,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding - 2010,
10,000 issued and outstanding - 2011	1	1

Common stock, par value $.0001, 100,000,000
shares authorized, 18,077,500 issued and outstanding - 2010
59,122,500 issued and outstanding - 2011	5,912	1,808
Paid in Capital	2,009,764	201,402
(Deficit) accumulated during the development stage	(542,073)	(257,883)

Total Stockholders' Equity (Deficit)	1,473,604	(54,672)

Total Liabilities and Stockholders' Equity (Deficit)	$1,651,414	$47,317
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			February 22, 2007
	For the years ended		(Inception)
	June 30,		to
	2011	2010	June 30, 2011

REVENUES	$-	$-	$-

EXPENSES

Amortization and Depreciation	30,294	19,785	50,079
Accounting, Audit, and Legal fees	108,210	36,891	163,441
Consulting Fees	99,004	114,000	219,504
Rent expense	11,591	11,270	30,935
General and administrative	31,769	1,088	74,288
Loss on inventory	3,881	-	3,881

Total expenses	284,749	183,034	542,128

NET OPERATING (LOSS)	(284,749)	(183,034)	(542,128)

OTHER INCOME (EXPENSE)
Interest Income	559	-	559
Interest Expense	-	-	(504)

NET LOSS	$(284,190)	$(183,034)	$(542,073)

NET LOSS PER SHARE - BASIC	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	37,752,500	3,279,583

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						(Deficit)
						Accumulated
						During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	-	$-	$-	$-	$-

Shares issued for cash at $0.000333 per share on June 2007	-	-	150,000	15	4,985		5,000

Net (loss) for the period						(10,611)	(10,611)
Balances, June 30, 2007	-	-	150,000	15	4,985	(10,611)	(5,611)

Shares issued for cash at $0.000333 per share on August 1, 2007	-	-	30,000	3	997		1,000

Shares issued for cash in a private placement at $0.000333 per share on August 1, 2007, net of offering costs	-	-	135,000	14	29,180		29,193

Related party debt contributed to capital					15,228		15,228

Net (loss) for the year						(45,117)	(45,117)
Balances, June 30, 2008	-	-	315,000	32	50,390	(55,728)	(5,307)

Related party debt contributed to capital					19,790		19,790

Net (loss) for the year						(19,121)	(19,121)
Balances, June 30, 2009	-	-	315,000	32	70,179	(74,849)	(4,638)

Shares issued for investor relations services at $0.07 per share on January 6, 2010	-	-	12,500	1	87,499		87,500

Preferred Shares Series A issued for consulting services at $1.00 per share on March 1, 2010	100	1	-	-	9,999		10,000

Shares issued for cash in a private placement at $0.002 per share on May 25, 2010, net of offering costs	-	-	17,750,000	1,775	33,725		35,500

Net (loss) for the year						(183,034)	(183,034)
Balances, June 30, 2010	100	1	18,077,500	1,808	201,402	(257,883)	(54,672)

Shareholder debt contributed to capital in exchange for business contracts on September 20, 2010					95,312		95,312

Preferred Shares Series A returned and canceled on September 20, 2010	(100)	(1)	-	-	1		-

Common Shares returned and canceled on September 30, 2010	-	-	(180,000)	(18)	18		-

Shares issued for payment for account payable invoices at $0.002 per share on September 30, 2010	-	-	7,500,000	750	14,250		15,000

Shares issued for payment to our director and officer for agreeing to serve at $0.002 per share on September 30, 2010	-	-	7,500,000	750	14,250		15,000

Shares issued for payment for account payable invoices at $0.10 per share on March 3, 2011	-	-	200,000	20	19,980		20,000

Shares issued for payment for account payable invoices at $0.10 per share on March 22, 2011	-	-	25,000	2	2,498		2,500

Shares issued for payment for asset purchase agreement on April 26, 2011	-	-	35,000,000	3,500	1,661,154		1,664,654

Share conversion of common stock to preferred stock on May 2, 2011	10,000	1	(9,000,000)	(900)	899		-

Net (loss) for the year						(284,190)	(284,190)
Balances, June 30, 2011	10,000	$1	59,122,500	$5,912	$2,009,764	$(542,073)	$1,473,604

The accompanying notes are an integral part of these financial statements

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 22, 2007
	For the years ended		(Inception)
	June 30,		to
	2011	2010	June 30, 2011

OPERATING ACTIVITIES
Net (loss)	$(284,190)	$(183,034)	$(542,073)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	52,500	97,500	150,000
Depreciation and amortization	30,294	19,785	50,128
Loss on obsolete inventory	3,881	-	3,881
Changes in operating assets and liabilities:
Accounts payable	(1,204)	2,714	1,208
Accounts payable - related party	55,000	550	60,707
Prepaid expenses	(28,510)	(7,500)	(36,010)
Inventory	(3,421)	-	(3,421)
Accrued interest	(559)	-	(559)
Deferred charges	-	(40,000)	(40,000)

NET CASH (USED BY) OPERATING ACTIVITIES	(176,209)	(109,984)	(356,139)

INVESTING ACTIVITIES
Cash received from the BC Ltd. asset acquisition	100,000	-	100,000
Purchase of property and equipment	(2,682)	-	(4,304)
Increase in intellectual properties	(7,141)	-	(7,141)

NET CASH PROVIDED BY/ (USED BY) INVESTING ACTIVITIES	90,177	-	88,555

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	35,500	70,693
Proceeds from shareholder advances	114,212	94,086	244,673
Repayment of shareholder advances	(17,909)	-	(17,909)

NET CASH PROVIDED BY FINANCING ACTIVITIES	96,303	129,586	297,457

NET INCREASE (DECREASE) IN CASH	10,271	19,602	29,873

CASH, BEGINNING OF PERIOD	19,602	-	-

CASH, END OF PERIOD	$29,873	$19,602	$29,873

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Past president's debt contributed to capital
Shareholder advances on behalf of company	$95,312	$-	$131,903
Property and equipment net of depreciation exchanged for debt	-	-	(1,573)
Account payable - related party contributed to capital	(537)	-	(537)
Shareholder's debt contributed to capital	(94,775)	-	(129,793)
	$-	$-	$-
B.C. Ltd asset acquisition
Fair value of assets acquired	$1,585,688	$-	$1,585,688
Less liabilities assumed	(21,034)	-	(21,034)
Net assets acquired	1,564,654	-	1,564,654
Less shares issued	(1,664,654)	-	(1,664,654)
Net cash acquired	$(100,000)	$-	$(100,000)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 1 – HISTORY, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

History, Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is in the development stage as defined in FASB ASC 915-10, “Development Stage Entities”. We are a Nevada corporation, formed February 22, 2007. Since inception we have had no operations and not earned any revenue to date. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007.  The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions.  The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free (Note 5).  The Company intends to aggressively promote and market the bottles and accessories and plan to secure retail distribution outlets for the bottles. The Company’s year-end is June 30.

Change of Auditors

On January 4, 2011, we terminated the engagement of R.R. Hawkins and Associates, an independent registered public accounting firm, as our auditors, and on January 5, 2011, we engaged the services of Farber Hass Hurley LLP, an independent registered public accounting firm, as our new auditors.

Change of Name

On February 4, 2011, we changed our name from “A&J Venture Capital Group, Inc.” to “Reliabrand, Inc.” in order to better reflect our current business plan, and to comply with the requirements of the asset purchase agreement discussed in Note 5.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP).

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern.  However, during the years ended June 30, 2011 and 2010, the Company incurred a net loss of $284,190 and $183,034, respectively.  The Company has not earned any revenue since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required.  However, there can be no assurance that the Company will be successful in raising such additional funds.    The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible to cash to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the liability method required by ASC 740, “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  Tax returns are subject to examination by taxing authorities and returns for fiscal years 2007 – 2010 are still open.

Earnings (Loss) Per Common Share

The Company computes net loss per share in accordance with FASB ASC 260-10, "Earnings per Share". Basic  loss per common share  is  computed   by  dividing  net  loss  available to common stockholders   by  the   weighted  average  number  of  shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include dilutive options, warrants, and other potential common stock outstanding during the period.  There have been no potentially dilutive common shares issued from inception.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

Fair Value of Financial Instruments

In January 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (Formerly referenced as SFAS No. 157, Fair Value Measurements), to value its financial assets and liabilities. The adoption of ASC 820 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).

ASC 820, "Fair Value Measurements and Disclosures" establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three levels as follows:

·	Level 1 – Active market provides unadjusted quoted prices for identical assets or liabilities that the company has the ability to access;
·
Level 2 – Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in inactive markets. Level 2 inputs include those other than quoted prices that are observable for the asset or liability and that are derived principally from, or corroborated by, observable market data by correlation of other means. If the asset or liability has a specified term the Level 2 input must be observable for substantially the full term of the asset or liability; and

·	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments - continued

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, inventory, notes receivable, accounts payable, and notes payable are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable to stockholder approximates its fair value because the interest rates associated with the instrument approximates current interest rates charged on similar current borrowings.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates and assumptions.

Foreign Currency Translation

The financial statements are presented in United States dollars.   The Company does frequently enter into transactions for which amounts are denominated in foreign currencies; however those transactions are re-measured into US dollars using the exchange rate on the date of the transaction.  Any re-measurement gain or loss incurred is reported in the income statement.

Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts

Accounts and Notes receivable are stated at face value. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of June 30, 2011, management has determined that no occurrence of default exists.

The Company establishes the allowance for doubtful accounts using the specific identification method and may also provide a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information.

Furniture

Furniture is stated at cost less accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Depreciation is based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized. Accelerated depreciation methods are generally used for income tax purposes.

Depreciation

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:

Office furniture and equipment                                                                5 years

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet.

Intangible Assets

In accordance with ASC 350, “Intangibles – Goodwill and other,” goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment and possible adjustment. Other intangible assets with definite lives are amortized over their individual useful lives. Intellectual properties are amortized using the straight-line method over the useful lives (see Note 6).

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Patents

Patents are recorded at cost and are amortized on a straight-line basis over their remaining useful lives beginning with the date that the patent is secured by the Company.  The original patent useful life is 20 years from the date of issuance.

Advertising Costs

The Company expenses advertising costs when incurred. During the years ended June 30, 2011 and 2010, we had $3,104 and zero in expenditures on advertising, respectively.

Stock-Based Compensation

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

 Impairment of long lived assets

The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant and Equipment." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Impairment of long lived assets - continued

The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in ASC 350, "Intangibles—Goodwill and Other." ASC 350 requires that the Company not amortize goodwill and intangible assets with indefinite lives, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. The Company tests its goodwill and non-amortizable intangible assets for impairment on an annual basis at the end of its August fiscal month. ASC 350 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of the asset with its carrying amount, including goodwill. If the fair value an asset exceeds its carrying amount, goodwill is not considered impaired and the Company does not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. As of June 30, 2011 and 2010, the Company has not recognized any impairment associated with long lived assets.

General Accounting Policy for Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

As of June 30, 2011 and 2010, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04 which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially impact the Company's financial statement statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. This standard requires presentation of the items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. The Company does not expect a significant impact on the Company's financial positions as a result of adoption of these new requirements.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events through, September 27, 2011, the date which the financial statements were available to be issued (Note 11).

NOTE 3 – FURNITURE AND COMPUTER EQUIPMENT

Furniture and computer equipment consisted of the following:

			June 30, 2011
	Cost	Accumulated Depreciation	Net Book Value
Office furniture and equipment	$2,682	$40	$2,642

Depreciation was $40 for the year ended June 30, 2011.

NOTE 4 – NOTES RECEIVABLE

As part of the below discussed Asset Purchase Agreement (Note 5), we acquired three notes receivables from 0875055 B.C. Ltd. (“BC Ltd), for which the terms are listed as follows:

On May 7, 2010, BC Ltd advanced $17,413 to Watergeeks Laboratories Inc. on a non-interest, non-collateralized, payable on demand basis.  The entire amount is reflected in the notes receivable balance at June 30, 2011.

On September 8, 2010, BC Ltd loaned Watergeeks Laboratories Inc. $15,000 under a note receivable bearing 8% per annum.  Principle and accrued interest are due in full on September 8, 2011.  BC Ltd had recorded a total of $380 in accrued interest.  The Company further recorded $603 in accrued interest.  Total accrued interest on this note at June 30, 2011 is $983.

On October 6, 2010, BC Ltd loaned the same company an additional $30,000 under a note receivable bearing 7% per annum.  Principle and accrued interest are due in full on October 6, 2011.  BC Ltd had recorded a total of $502 in accrued interest. The Company further recorded $1,236 in accrued interest.  Total accrued interest on this note at June 30, 2011 is $1,738.

NOTE 5 - ASSET PURCHASE AGREEMENT

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (“Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents, and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296, resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.0001, post-split.  As a condition to the Agreement, we had to implement our previously authorized 100-to-1 reverse stock split (Note 9) and change the Company’s name to “Reliabrand, Inc.” (Note 1).

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 6 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

On April 26, 2011, we closed the Asset Purchase Agreement (Note 5) whereby we acquired certain patents pertaining to our Adiri products from 0875505 B.C. Ltd. (“BC Ltd”), who purchased them from Adiri, Inc. (“Adiri”). As of the closing date of April 26, 2011, the book value of the patents acquired was $1,373,621 due to additional amortization of $20,078 for the period of January through April 2011.  In addition to the actual patents, we acquired a total of $43,069 in intellectual properties that was expended by BC Ltd.  related to the patents acquisition and maintenance fees; this amount was adjusted to be $32,344 upon the Company discovering that $10,725 was for fees that were for another company and billed in error to BC Ltd. The Company expended an additional $7,141 in legal fees related to the acquisition and maintenance of the patents.  Furthermore, the Company also assumed an executory contract with a plastics manufacturer under which BC Ltd. had already expended $100,000 in research and development.

As part of this purchase from BC Ltd, we acquired all right, title, interest, applications and registrations of all the Adiri-related trademarks and patents in the following jurisdictions:  Australia, Brazil, Canada, Chile, China, Columbia, the European Union, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, South Korea, Switzerland, Taiwan, and the United States.  There are four U.S. patents, one European (EP) patent application, and one Canadian patent covering Adiri’s unique breast shaped nipple.  There are additional U.S. utility & design patent applications pending as well as a PCT application filed along with numerous International Registered Trademarks.

Patent costs are recorded at the cost to obtain the patent and are amortized on a straight-line basis over their remaining useful lives beginning with the date that the patent is secured by the Company.  The original patent useful life is 20 years from the date of issuance.

			June 30, 2011
	Net Book Value at Acquisition Date	Accumulated Amortization	Net Book Value
Adiri Patents	$1,014,246	$10,039	$1,004,207
Adiri Trademarks	359,375	-0-	359,375
Intellectual Properties	139,485	-0-	139,485
Total	$1,513,106	$10,039	$1,503,067

Accordingly, we have recorded amortization of patents expense for the period ended June 30, 2011 of $10,039 and is reflected in amortization and depreciation on the accompanying Statement of Operations.

NOTE 7 – INCOME TAXES

The net operating loss carryforward is the only component of deferred tax assets for income tax purposes as of June 30, 2011, of approximately $135,285 which was reduced to zero after considering the valuation allowance of $135,285, since there is no assurance of future taxable income.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 7 – INCOME TAXES - continued

The net operating loss carryforward as of June 30, 2011 expires as follows:

Expiring Year	Amount
2027	$10,611
2028	45,117
2029	19,121
2030	183,034
2031	284,126
Total	$542,009

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

The following is an analysis of deferred tax assets as of June 30, 2011 and 2010:

	Deferred	Valuation
	Tax Assets	Allowance		Balance
Deferred tax assets at June 30, 2009	$11,227	$	(11,227)	$-0-

Additions for the year	27,455		(27,455)	-0-

Deferred tax assets at June 30, 2010	$38,682	$	(38,682)	$-0-

Additions for the year	96,603		(96,603)	-0-

Deferred tax assets at June 30, 2011	$135,285		$(135,285)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended June 30:

	2011		2010
Expected income tax (benefit) at
Federal statutory tax rate -34%	$	(96,625)	$(27,455)
Permanent differences		22	- 0 -
Valuation allowance		96,603	27,455

Income tax expense		$-0-	$-0-

We currently have three years of tax returns that are subject to examination, including the fiscal years ended June 30, 2010, 2009, and 2008, based on their filing dates by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Beginning June 1, 2009, we leased office space from our former President under a non-cancelable operating lease for 670 Euros per month (approximately $960 USD per month based on historical rates).  The lease expired on May 31, 2010, and converted to a month to month basis on June 1, 2010; we continued the month to month rental from June 2010 through August 2010, when our former President resigned and we closed this office.  In January 2011 we rented office space in Canada on a month to month basis for approximately $800 CAD per month (approximately $807 USD based on historical rates); beginning in February 2011 we took on more rental space within the office and began paying approximately $1,860 CAD per month (approximately $1,900 USD based on historical rates). Rent expense was $11,591 and $11,270 for the years ended June 30, 2011 and 2010, respectively.  For the year ended June 30, 2011 our current President advanced funds for rent totaling $9,868; this amount is included in the balance owed to him classified under shareholder advances.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Product Molds Agreement

In June 2011, the Company entered into an agreement with Nova Genisis Ltd. to create product molds for certain types of baby bottles.  The agreement called for the Company to make a prepaid deposit of $25,000, which the Company paid on June 9, 2011; this amount is reflected as part of the prepaid asset balance on the accompanying Balance Sheet.  The remaining amount owed under the contract of $26,320 is due upon completion of the molds, which is expected to be in late September 2011.

NOTE 9 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the years ended June 30, 2011 and 2010, there were 59,122,500 and 18,077,500 (post-split) shares of our common stock issued and outstanding, respectively. As of the years ended June 30, 2011 and 2010, there were 10,000 (post-split) and 100 (post-split) shares of our preferred stock issued and outstanding, respectively.

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 9 – STOCKHOLDER’S EQUITY - continued

Preferred Stock – Series A - continued

The holders of the Series A Preferred Stock shall not be entitled to receive dividends per share of Series A Preferred Stock.  The Company shall have no rights to redeem Series A Preferred Stock.

On March 1, 2010, we granted and issued our former President 100 series A preferred stock shares with a value of $10,000 for consulting services rendered, and the expense was included in consulting fees in the statements of operations. On September 18, 2010, these shares were returned and cancelled as per the term of the Binding Letter of Intent discussed in Note 10.

On May 2, 2011, we  authorized an issue to our President 10,000 shares of Class A Preferred Stock in exchange for him returning and cancelling nine million (9,000,000) shares of our common stock. This Class A preferred stock has the same terms and conditions as discussed above.

Reverse stock split

In May 2010, a 1 for 100 reverse stock split was approved by the Board of Directors and a majority of shareholders.  This was completed by the transfer agent in February 2011, and included a stock trading symbol change to reflect our name change from “AJVE” to “RLIA.”  The effect of this transaction has been retroactively reflected in the accompanying financial statement.

Common Stock Issued

On April 26, 2011, we issued 35,000,000 shares of our common stock for payment of the Asset Purchase Agreement discussed in Note 5.

Stock Based Compensation

On January 6, 2010, we granted and approved the issuance of 1,250,000 shares restricted Common Shares at $0.07 per share to our investor relations firm for investment relation services rendered to us by them.

On September 30, 2010, we authorized an issue of 7,500,000 shares of our restricted common stock to our new officer and director for agreeing to serve our Company in that capacity, valued at $.002 per share for a total expense of $15,000 which is reflected in consulting fees. Additionally, on September 30, 2010, we authorized an issue of 7,500,000 shares of our restricted common stock to our President for payment of outstanding invoices, totaling $15,000, owed to him for consulting services discussed in Note 10.

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

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

Resignation and appointment of officers and directors

On August 18, 2010, our President, Chief Financial Officer, and Director resigned. Prior to his resignation, he appointed a replacement Director to serve on our Board of Directors, and as our sole officer until further members and officers are elected. On September 30, 2010, we issued 7,500,000 shares of our restricted common stock to our new sole officer and sole director for agreeing to serve our Company in that capacity, valued at $.002 per share for a total expense of $15,000 which is reflected in consulting fees expense.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Related party transactions

For the years ended June 30, 2011 and 2010, we expensed zero and $16,500, respectively, for consulting fees for our former President. For the years ended June 30, 2011 and 2010, we also paid $1,723 and $11,270, respectively, rent for our office space in Heidelberg, Germany, to the same former officer. As of June 30, 2011 and 2010, we owed our previous President zero and $94,775 in shareholder advances. As a result of the below binding letter of intent our former President closed our bank account in Germany, and retained the balance as payment toward his consulting fees balance owed of $3,000; the balance in the bank account was $2,463, leaving a balance of $537 which was considered contributed capital, as described under the binding letter of intent.

For the year ended June 30, 2011, we incurred consulting fees to our current President in the amount of $5,000 per month, from July 2010 through April 2011, for a total of $50,000 in consulting expense.  Of the total amount of consulting expense recorded, $15,000 was paid through the issuance of 7,500,000 shares of restricted common stock to our current President on September 30, 2010, valued at a share price of $.002.  As of June 30, 2011, we owe our current President $35,000, which is reflected in accounts payable – related party.

On May 1, 2011, we entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month. The terms of the consulting agreement also call for the Company to provide health insurance, vacation, a company credit card, and reimbursement for all reasonable business expenses incurred by him in the performance of his duties.  The agreement will be in effect for a five year period ending on May 1, 2016 and is renewable after that period; however, the Company has the option to cancel with or without “cause”.  To cancel with “cause” means that there is a breach of fiduciary duties or felonious conduct, and under the agreement the Company may terminate the contract with a 90 day notice. To cancel without “cause”, the Company would be liable for a lump sum payment equal to the balance of the consulting fees remaining under the current year’s consultant agreement. For the year ended June 30, 2011, we recorded $20,000 in consulting fees expense in connection with this contract. As of June 30, 2011, the entire expense of $20,000 is still owed and is included in accounts payable - related party.

On April 1, 2011 the Company entered into a consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $500 CAD per week (approximately $512 USD per week based on historical rates).  The agreement will be in effect for a period of nine months, ending on December 31, 2011, and is renewable.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence.

Binding letter of intent

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s business plan at that time in exchange for his returning 100 shares of series “A” preferred stock that he was issued in January 2010 for cancellation and 180,000 shares of common stock for cancellation. In addition, as part of this agreement, the amount of outstanding debt owed to him of $95,312, including advances of $94,775 and $537 in accounts payable – related party, was written off and recorded as paid in capital.

Shareholder advances

In the year ended June 30, 2011, our current President paid operating bills totaling $114,212, including $9,868 paid for rent of an office in Canada on a month to month basis. These payments are recorded as a shareholder’s advances and are on a non-collateralized, non-interest bearing due on demand basis.  Of the total amount advanced, he was reimbursed for $15,446 as of June 30, 2011.

NOTE 11 – SUBSEQUENT EVENTS (unaudited)

The Company evaluated subsequent events through the date the financial statements were available to be issued on September 27, 2011. The Company determined the below subsequent events would require recognition or disclosure in the financial statements.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
For the years ended June 30, 2011 and 2010

NOTE 11 – SUBSEQUENT EVENTS (unaudited) - continued

Private placements of common stock

On August 15, 2011, we completed two private placements for an aggregate total of 120,000 shares of common stock for cash of $30,000. In addition, we granted 120,000 share purchase warrants with an exercise price of $0.25 with an expiration date of August 15, 2013.

Note payable

On August 26, 2011, we received $200,000 on a collateralized interest bearing note payable that bears interest of 4% per annum compounded and payable monthly. The note is secured with assets and interest is payable each month until the maturity date of February 28, 2012, at which time the total balance becomes due and payable.

Notes Receivable

As of September 22, 2011, Watergeeks are in default of their $15,000 note receivable that matured on September 8, 2011. We are in negotiations to amend and extend the note to them (see Note 4)

Purchase Commitment

On September 6, 2011, the Company entered into a non-cancelable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

1. Change In Independent Registered Public Accounting Firm.

On January 4, 2011, the Board of Directors of the Registrant dismissed its independent registered public accounting firm, R.R. Hawkins & Associates International, a Professional Corporation (“R.R. Hawkins”).  None of the reports of R.R. Hawkins on the Registrant’s financial statements for either of the past two years and the interim period from June 30, 2010, the date of the last audited financial statements, through September 30, 2010, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the period ended June 30, 2010 contained a going concern qualification in the Registrant's audited financial statements.

During the Registrant's most recent fiscal years and the subsequent interim period through January 4, 2011, the date of dismissal, there were no disagreements with R.R. Hawkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of R.R. Hawkins, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Registrant’s financial statements.

On January 5, 2011, the Registrant approved the engagement Farber Hass Hurley LLP (“Farber Hass”) as its new independent registered public accountants. The Registrant did not consult Farber Hass regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Registrant’s financial statements.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the year ended June 30, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Title
Antal Markus	54	Director, CEO and CFO

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended June 30, 2010, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Antal Markus	Director, CEO, CFO, Secretary	Yes

Code of Ethics and Conduct

We currently have a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 and has been filed as Exhibit 14.1 to the Form 10-K. The Code will be designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

·	Compliance with applicable governing laws, rules and regulations;

·	The prompt internal reporting of violations of the Code to the appropriate person or persons; and

·	Accountability for adherence to this Code.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

Code of Ethics and Conduct - continued

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

ITEM 11 - EXECUTIVE COMPENSATION

There was no cash compensation given to Antal Markus or Andreas Klimm, our prior CEO, for the past two fiscal years.

Mr. Klimm served as sole officer until August 19, 2010 at which time Mr. Markus was appointed sole officer. We do not have any other executive officers.

Employment Agreements

.In May, 2011, the Company entered into a consulting agreement with Marant Holdings Inc. (“Marant”), a British Columbia company owned by Mr. Markus, the Company’s CEO.  Pursuant to that agreement, the Company engaged the services of Marant for a period of five (5) years at a compensation for the first year of $120,000. Marant agreed to provide Mr. Markus as the person designated by Marant to provide services to the Company as CEO during the term of the Agreement.

Compensation of Directors

.The Company does not have a policy in effect to pay compensation to its directors for serving as a director.  The shares issued to our director, Antal Markus, for his agreement to  serveon the Board, was an isolated event.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended June 30, 2011. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on June 30, 2011.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended June 30, 2010, or (ii) since the end of our most recent fiscal year on June 30, 2011.

Outstanding Stock Options

None of our directors or officers held any options to purchase any shares of our common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on June 30, 2011 (after giving effect to the above transaction) based on 59,122,500 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Antal Markus (1) 23890 Copper Hill Drive #206 Valencia CA 91354	10,860,000	18.37%
Common Stock	0875505 BC Ltd. 1659 Lindsay Drive Kelowna, BC, Canada V1V 2P7	35,000,000	59.20%

Common Stock	Directors and Officers	-----------	0.00%

(1)	Officer, director. Of the shares noted, 360,000 shares are owned by Mr. Markus’ wife.

Changes in Control

On August 18, 2010, our President, Chief Financial Officer, and Director resigned. Prior to his resignation, he appointed a replacement Director to serve on our Board of Directors, and as our sole officer until further members and officers are elected. On September 30, 2010, we issued 7,500,000 shares of our restricted common stock to our new sole officer and sole director for agreeing to serve our Company in that capacity, valued at $.002 per share for a total expense of $15,000 which is reflected in consulting fees expense.

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s business plan at that time in exchange for his returning 100 (post-split) shares of series “A” preferred stock that he was issued in January 2010 for cancellation and 180,000 (post-split) shares of common stock for cancellation. In addition, as part of this agreement, the amount of outstanding debt owed to him of $95,312, including advances of $94,775 and $537 in accounts payable – related party, was written off and recorded as paid in capital.

 The Company has canceled the 100 (post-split) Series A Preferred Stock that were issued and also canceled the 180,000 shares previously owned by Mr. Klimm and returned all those shares to the treasury.

There are currently no arrangements which may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For the years ended June 30, 2011 and 2010, we expensed $-0- and $16,500, respectively, for consulting fees for our former President. For the years ended June 30, 2011 and 2010, we also paid $1,723 and $11,270, respectively, rent for our office space in Heidelberg, Germany, to the same former officer. As of June 30, 2011 and 2010, we owed our previous President $-0- and $94,775 in shareholder advances. As a result of the below binding letter of intent our former President closed our bank account in Germany, and retained the balance as payment toward his consulting fees balance owed of $3,000; the balance in the bank account was $2,463, leaving a balance of $537 which was settled further through the stock issuance, as described under the binding letter of intent.

For the year ended June 30, 2011, we incurred consulting fees to our current President in the amount of $5,000 per month, from July 2010 through April 2011, for a total of $50,000 in consulting expense.  Of the total amount of consulting expense recorded, $15,000 was paid through the issuance of 7,500,000 shares of restricted common stock to our current President on September 30, 2010, valued at a share price of $.002.  As of June 30, 2011, we owe our current President $35,000, which is reflected in accounts payable – related party.

On May 1, 2011, we entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month. The terms of the consulting agreement also call for the Company to provide health insurance, vacation, a company credit card, and reimbursement for all reasonable business expenses incurred by him in the performance of his duties.  The agreement will be in effect for a five year period ending on May 1, 2016 and is renewable after that period; however, the Company has the option to cancel with or without “cause”.  To cancel with “cause” means that there is a breach of fiduciary duties or felonious conduct, and under the agreement the Company may terminate the contract with a 90 day notice. To cancel without “cause”, the Company would be liable for a lump sum payment equal to the balance of the consulting fees remaining under the current year’s consultant agreement. For the year ended June 30, 2011, we recorded $20,000 in consulting fees expense in connection with this contract. As of June 30, 2011, the entire expense of $20,000 is still owed and is included in accounts payable - related party.

On April 1, 2011 the Company entered into a consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $500 CAD per week (approximately $512 USD).  The agreement will be in effect for a period of nine months, ending on December 31, 2011, and is renewable.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE - continued

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s present business plan in exchange for his returning 100 shares of series “A” preferred stock he was issued in January 2010 for cancellation and 180,000 shares of common stock for cancellation. As part of this agreement, our previous President contributed outstanding debt owed to him of $95,312 including advances of $94,775 and $537 in accounts payable – related party.  The Company has canceled the 100 Series A Preferred Stock and 180,000 shares of common stock that were issued .
Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2011 and June 30, 2010 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2011	Fiscal year ended June 30, 2010
Audit fees (1)	$34,000	$
Audit-related fees (2)	19,300		12,000
Tax fees (3)	1,000		2,000
All other fees (4)			-
Total fees	$54,300		$14,000

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

PART IV

ITEM 15 - EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10K:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	By-Laws

3.3(2)	Certificate of Amendment, as filed with the Nevada Secretary of State

3.3(3)	Certificate of Amendment, as filed with the Nevada Secretary of State

10.1(4)	Asset Purchase Agreement

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on October 2, 2007.

(2)	Filed as an exhibit to our Form 8-K filed with Commission on June 6, 2008.

(3)	Filed as an exhibit to our Form 8-K with the Commission on March 4, 2011

(4)	Filed as an exhibit to our form 8-K filed with the Commission on January 26, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Kelowna, British Columbia, on September 28, 2011.

RELIABRAND INC.

By:	/s/ Antal Markus
Antal Markus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2011.

By:	/s/ Antal Markus
Antal Markus
Director, Chief Executive Officer
Chief Financial Officer (Principal Financial
Officer), Treasurer, Principal Accounting Officer, Secretary