Form 10-Q
period 2011-09-30
RELIABRAND INC.
filed 2011-11-17
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-54300

RELIABRAND INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-3260541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

430 Banks Road, Ste 100,Kelowna, BC, Canada	V1X6A3
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (778) 478-9997

23890 Copper Hill Drive #206, Valencia CA	91354
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

As of November 4, 2011, 59,122,500 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1	Condensed Financial Statements	3

	Condensed Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	3

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2011 and 2010, cumulative during development stage from February 22, 2007 (inception) through September 30, 2011	4

Unaudited Condensed Statements of Cash Flows for the three months ended September 30, 2011 and 2010, and cumulative during development stage from February 22, 2007 (inception) through September 30, 2011
		5-6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4T	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6	Exhibits	19

SIGNATURE		19

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$63,235	$29,873
Accounts receivable	3,929	-
Inventory	9,421	9,421
Note receivable - related party
(including accrued interest of $3,565) (Note 4)	65,979	65,136
Deposits - utilities	1,456	1,456
Prepaid expenses (Note 5)	225,428	34,554
TOTAL CURRENT ASSETS	369,448	140,440

OTHER ASSETS
Property and equipment, net (Note 6)	23,620	2,642
Intellectual and product properties (Note 7)	143,828	139,485
Patents, net of amortization of $25,098 (Note 7)	1,348,523	1,363,581
Product molds	5,266	5,266
TOTAL OTHER ASSETS	1,521,237	1,510,974
Total Assets	$1,890,685	$1,651,414

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$35,592	$24,044
Accounts payable - related party	79,494	55,000
Note Payable (including accrued interest of $642) (Note 8)	193,122	-
Shareholder advances	98,104	98,766
Accrued liabilities - related party	1,923	-
TOTAL CURRENT LIABILITIES	408,235	177,810

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
September 30, 2011 and June 30, 2011	1	1
Common stock, par value $.0001, 100,000,000 shares authorized,
59,677,000 issued and outstanding - September 30, 2011
59,122,500 issued and outstanding - June 30, 2011	5,968	5,912
Paid in Capital	2,148,337	2,009,764
(Deficit) accumulated during the development stage	(671,856)	(542,073)
Total Stockholders' Equity	1,482,450	1,473,604
Total Liabilities and Stockholders' Equity	$1,890,685	$1,651,414

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2011	2010	September 30, 2011

REVENUES	$-	$-	$-

EXPENSES
Amortization and Depreciation	15,426	5,000	65,505
Accounting, Audit, and Legal fees	42,199	18,528	205,640
Consulting fees	3,443	-	92,943
Consulting fees - related parties	43,807	30,000	173,811
Rent expense	5,634	1,723	36,569
General and administrative	17,527	2,847	91,815
Consulting contract – related party	1,923	-	1,923
Loss on inventory	-	-	3,881
Total expenses	129,959	58,097	672,087
NET OPERATING (LOSS)	(129,959)	(58,097)	(672,087)

OTHER INCOME (EXPENSE)
Interest Income	843	-	1,402
Interest Expense	(667)	-	(1,171)
NET (LOSS)	$(129,783)	$(58,097)	$(671,856)

NET (LOSS) PER SHARE - BASIC AND DILUTED	*	$0.01

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	59,277,783	23,017,500

* less than $(.01) per share

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2011	2010	September 30, 2011
OPERATING ACTIVITIES
Net (loss)	$(129,783)	$(58,097)	$(671,856)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	5,504	30,000	155,504
Depreciation and amortization	15,426	5,000	65,554
Loss on obsolete inventory	-	-	3,881
Changes in operating assets and liabilities:
Accounts receivable	(3,929)	-	(3,929)
Accrued interest - notes receivable	(843)	-	(843)
Accounts payable	11,549	(1,254)	12,757
Accounts payable - related party	24,494	(2,463)	85,201
Prepaid expenses	5,280	7,500	(30,730)
Inventory	-	-	(3,421)
Accrued liabilities	1,923	-	1,923
Accrued interest – notes payable	642	-	83
Deferred Charges	-	-	(40,000)
NET CASH (USED BY) OPERATING ACTIVITIES	(69,737)	(19,314)	(425,876)
INVESTING ACTIVITIES
Deposit on products and product molds	(196,154)		(196,154)
Cash received from the BC Ltd. asset acquisition	-	-	100,000
Purchase of property and equipment	(8,222)	-	(12,526)
Increase in capitalized patent costs	(4,343)	-	(4,343)
Increase in intellectual properties	-	-	(7,141)
NET CASH PROVIDED BY/ (USED BY) INVESTING ACTIVITIES	(208,719)	-	(120,164)
FINANCING ACTIVITIES
Proceeds from sale of common stock	120,000	-	190,693
Proceeds from shareholder advances	19,466	-	264,139
Proceeds from notes payable	192,480	-	192,480
Repayment of shareholder advances	(20,128)	-	(38,037)
NET CASH PROVIDED BY FINANCING ACTIVITIES	311,818	-	609,275
NET INCREASE (DECREASE) IN CASH	33,362	(19,314)	63,235
CASH, BEGINNING OF PERIOD	29,873	19,602	-
CASH, END OF PERIOD	$63,235	$288	$63,235

The accompanying notes are an integral part of the financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Past president's debt contributed to capital
Shareholder advances on behalf of company	$-	$95,312	$131,903
Property and equipment net of depreciation exchanged for debt	-	-	(1,573)
Account payable - related party contributed to capital	-	(537)	(537)
Shareholder's debt contributed to capital	-	(94,775)	(129,793)
	$-	$-	$-
B.C. Ltd asset acquisition
Fair value of assets acquired	$-	$-	$1,585,688
Less liabilities assumed	-	-	(21,034)
Net assets acquired	-	-	1,564,654
Less shares issued	-	-	(1,664,654)
Net cash acquired	$-	$-	$(100,000)
Shares issued for website development
Website development	$(13,125)	$-	$(13,125)
Common stock issued	13,125	-	13,125
	$-	$-	$-

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2011.

Reclassifications

Certain amounts in the period ended September 30, 2010 financial statements have been reclassified to conform to the current period ended September 30, 2011 presentation.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of September 30, 2011 we have a working capital deficit of $38,787, and accumulated deficit of $671,856. During the period ended September 30, 2011 we had a net loss of $129,783 and cash used in operating activities of $69,737. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple- Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple- deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company adopted the measurement requirements of this guidance prospectively with no impact to the financial statements.

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

NOTE 4 – NOTES RECEIVABLE – RELATED PARTY

As of the period ended September 30, 2011, our notes receivable – related party included the following:

On May 7, 2010, 0875505 BC Ltd. (“BC Ltd”) advanced $17,413 to Watergeeks Laboratories Inc. on a non-interest, non-collateralized, payable on demand basis.  The entire amount is reflected in the notes receivable balance at September 30, 2011.

On September 8, 2010, BC Ltd loaned Watergeeks Laboratories Inc. $15,000 under a note receivable bearing 8% per annum.  Principle and accrued interest are due in full on September 8, 2011.  In the period ended September 30, 2011, we recorded a total of $306 in accrued interest. Total accrued interest on this note at September 30, 2011 is $1,290.

On October 6, 2010, BC Ltd loaned the same company an additional $30,000 under a note receivable bearing 7% per annum.  Principle and accrued interest are due in full on October 6, 2011.  In the period ended September 30, 2011, we recorded a total of $537 in accrued interest. Total accrued interest on this note at September 30, 2011 is $2,275.

As of October 31, 2011, Watergeeks is in default of their $15,000 and their $30,000 notes receivable that matured on September 8, 2011 and October 6, 2011, respectively. The Company is in negotiations to amend and extend the notes to them.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2011:

Name	Description	Amount
Thumbprint	Technical support fees for future periods	$2,500
Design Mode Studios	October 2011 rent	1,774
Nova Genisis	Prepayment for products to be produced	221,154
	Total	$225,428

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(Unaudited)

NOTE 5 – PREPAID EXPENSES - continued

Prepaid expenses consisted of the following at June 30, 2011:

Name	Description	Amount
McDowell Odom Law Firm	Prepayment retainer for legal fees	$9,554
Nova Genisis	Prepayment for product molds production	25,000
	Total	$34,554

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

			September 30, 2011
	Cost	Accumulated Depreciation	Net Book Value
Website	$15,256	-	$15,256
Office furniture and computer equipment	8,772	408	8,364
Total	$24,028	$408	$23,620

Depreciation was $367 for the three months ended September 30, 2011.

NOTE 7 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	September 30, 2011	June 30, 2011
Adiri patents	$1,014,246	$1,014,246
Adiri trademarks	359,375	359,375
Intellectual properties	143,828	139,485
	1,517,449	1,513,106
Less accumulated amortization	(25,098)	(10,039)
	$1,492,351	$1,503,067

The Company has recorded amortization of patents expense for the period ended September 30, 2011 of $15,059 as reflected in amortization and depreciation on the accompanying Statement of Operations.  In the three months ended September 30, 2011, we capitalized an additional $4,343 on intellectual properties.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(Unaudited)

NOTE 8 – LOANS PAYABLE

On August 26, 2011 the Company borrowed CDN$200,000 from Gerry Dalen, one of Company’s shareholders. In connection with the above note, the Company agreed to restrictive covenants on substantially all of its assets to maintain them free of indebtedness or liens, and that we will maintain our corporate status.

As of September 30, 2011, the loans payable balance comprised of:

September 30, 2010
Description
Collateralized demand note to an unrelated entity bearing 4% interest per annum which matures on February 28, 2012. The interest is payable monthly until the maturity of the note.	$192,480
$192,480
Less current liabilities	192,480
Total long term liabilities	$-0-

The Company owed $642 in accrued interest for the above note as of September 30, 2011.

Future maturity of our notes payable is presented in the table below:

For the years ended June 30,
2012	$192,480
$192,480

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On April 1, 2011 the Company entered into a consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $500 CAD per week.  The agreement will be in effect for a period of nine months, ending on December 31, 2011, and is renewable.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence.

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month. For the period ended September 30, 2011, we recorded $30,000 in consulting fees expense in connection with this contract. As of September 30, 2011, we owe $40,000 which is included in accounts payable - related party.

As of September 30, 2011, the Company owes our President $35,000, for his previous consulting fees before the above agreement was in force, which is reflected in accounts payable – related party.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Shareholder advances

In the three month period ended September 30, 2011, our current President paid operating bills totaling $19,466, and was repaid $20,128 in cash, and is still owed $3,552 which is included in accounts payable – related party. The Company also owes an additional $98,104 to our current President for previous advances through June 30, 2011.

Operating Leases

In January 2011, the Company rented office space in Canada from a related party, Design Mode Studios, on a month to month basis for approximately $800 CAD per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,860 CAD per month. Rent expense was $5,634 and $1,723 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Commitment

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we have prepaid $135,314 towards this commitment.

Product Molds Agreement

In June 2011, the Company entered into an agreement with Nova Genisis Ltd. to create product molds for certain types of baby bottles for $52,026.  The agreement called for the Company to make a prepaid deposit of $25,000, which the Company paid on June 9, 2011. In September 2011, we entered into an additional agreement for additional product molds for $40,290. The molds were completed in the beginning of October. As of September 30, 2011, we have paid an additional $60,840 towards the molds.   The entire amount paid as of September 30, 2011 is included in the prepaid expense balance at quarter-end, as the molds were not completed until October 2011.

NOTE 11 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(Unaudited)

NOTE 11 – STOCKHOLDER’S EQUITY - continued

Stock Shares – Authorized - continued

of preferred stock. As of the period ended September 30, 2011 and June 30, 2011, there were 59,677,000 and 59,122,500 shares of our common stock issued and outstanding, respectively. As of the period ended September 30, 2011 and June 30, 2011, there were 10,000 and 10,000 shares of our preferred stock issued and outstanding, respectively.

Common Shares – Issued and Outstanding

In the three months ended September 30, 2011, we closed several private placements for an aggregate total of $120,000, or 480,000 units consisting of one share of our common stock and one share common stock warrant to purchase shares of our common stock, with a purchase price of $0.25 per share and an expiration date for the warrants of two years from the closing.

Preferred Stock – Series A

On February 26, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock (the "Certificate of Designations") designating ten thousand (10,000) of the Company's previously authorized preferred stock.

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(Unaudited)

NOTE 11 – STOCKHOLDER’S EQUITY - continued

Preferred Stock – Series A - continued

The holders of the Series A Preferred Stock shall not be entitled to receive dividends per share of Series A Preferred Stock.  The Company shall have no rights to redeem Series A Preferred Stock.

As of September 30, 2011, the Company had issued and outstanding 10,000 of Class A Preferred shares.

Stock Based Compensation

On August 31, 2011, the Company issued 2,000 restricted shares of our common stock for payment of debt owed to a legal counsel for services performed on the note payable (Note 8), in the amount of $504.

On September 22, 2011, the same legal counsel converted $2,500 in accounts payable owed to them to 10,000 restricted shares of our common stock and 10,000 stock warrants to purchase shares of our common stock at $0.25 per share, and will expire two years from the date on granting.

On August 25, 2011, the Company issued 62,500 restricted shares of our common stock for payment of website design and maintenance services performed by an unrelated third party in the amount of $15,625. The value of the maintenance services is $2,500 and will be amortized over the six months contract period with that vendor, beginning in October 2011. The value allocated to the website design is capitalized and amortized over a three year period (Note 6).

Common Stock Warrants

In connection with the above private placement and payables to common stock conversions, we valued the common stock detachable warrants granted during the period ended September 30, 2011, using the Black-Scholes method. The following weighted average assumptions were used to calculate the valued warrants: terms of two years; risk free interest rate of 0.39%; volatility of 96%; and a weighted fair value of $0.126.

 A summary of the common stock warrants, exercise price of $0.25, granted during the period ended September 30, 2011 is presented below:

Number of Warrants
Balance at June 1, 2011	-
Granted	490,000
Exercised	-
Forfeited or Expired	-
Balance at September 30, 2011	490,000
Exercisable at September 30, 2011	490,000

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 17, 2011, the date the financial statements were available for issuance, noting the following events:

Pending legal action

In July 2011, the Company became aware of a claim against it by a previously contracted investor/ public relations firm. The agreement with the firm was for services to be performed and payment to be made in the Company’s common stock. The stock was issued to the firm and kept in trust, and the services were not performed in accordance with the agreement. The Company intends to contest this vigorously.  Accordingly we have not made any provisions for this matter in the financial statements.

Warehouse lease

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on November 1, 2011 requires monthly payment of CDN $2,500 plus related taxes and a CDN $2,500 security deposit.

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

Results of Operations for the Three Months Ended September 30, 2011 and the Three Months Ended September 30, 2010

We did not earn any revenues for the periods ended September 30, 2011 and 2010.

As of September 30, 2011, we had total assets of $1,890,685 and total liabilities of $408,235 compared to total assets of $1,651,414 and total liabilities of $177,810 as of June 30, 2011.

During the three months ended September 30, 2011, we incurred operating expenses in the amount of $129,959. These operating expenses were comprised of accounting, auditing and legal fees, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation, compared to operating expenses of $58,097 for the three months ended September 30, 2010.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

For the three months ended September 30, 2011, we expensed a total of $30,000 in consulting fees to an entity controlled by our current President.  For the three months ended September 30, 2010 we expensed a total of $30,000 in consulting fees to our current President.

For the three months ended September 30, 2011, we paid rent to a related party, Design Mode Studios, of $5,634.  For the three months ended September 30, 2010 we paid rent to our former President of $1,723.

 We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

 Liquidity and Capital Resources

 As of September 30, 2011, the Company had a cash balance of $63,235, and as of June 30, 2011, the Company had a cash balance of $29,873.

For the three months ended September 30, 2011, the Company raised $120,000 in a private placement of its common stock, conducted in compliance with Regulation S of the Securities Act of 1933, as amended (“Regulation S”), selling 480,000 units, with each unit consisting of one share of its common stock, par value $.0001 and one common stock purchase warrant to purchase additional shares of the Company’s common stock for a two year period from the date of issuance.   The Company is utilizing the proceeds from this offering to fund its current operations.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Stock-based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

Contractual Obligations

Operating Leases

In January 2011, the Company rented office space in Canada from a related party, Design Mode Studios, on a month to month basis for approximately $800 CAD per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,860 CAD per month. Rent expense was $5,634 and $1,723 for the three months ended September 30, 2011 and 2010, respectively.

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on November 1, 2011 requires monthly payment of CDN $2,500 plus related taxes and a CDN $2,500 security deposit.

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

ITEM 4T - Controls and Procedures

 Disclosure controls and procedures

 As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

 Changes in Internal Control over Financial Reporting

 There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2011, we conducted a private placement for an aggregate total of $120,000, or 480,000 units consisting of one share of our common stock and one share common stock warrant to purchase shares of our common stock, with a purchase price of $0.25 per share and an expiration date of two years from the closing. The Company relied on Regulation S for the issuance of these shares as all of the shares were sold to citizens of Canada.

On August 31, 2011, the Company issued 2,000 restricted shares of our common stock for payment of debt owed to a legal counsel for services.  On September 22, 2011, the same legal counsel converted $2,500 in accounts payable owed to them to 10,000 restricted shares of our common stock and 10,000 stock warrants to purchase shares of our common stock at $0.25 per share, which warrants will expire two years from the date on granting. The Company relied on Regulation S for these issuances as well.

On August 25, 2011, the Company issued 62,500 restricted shares of our common stock for payment of website design and maintenance services performed by an unrelated third party in the amount of $15,625. The value of the maintenance services is $2,500 and will be amortized over the six months contract period with that vendor, beginning in October 2011.  The Company relied on Regulation S for this issuance as well.

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

RELIABRAND INC.

Date: November 17, 2011	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO