Form 10-Q
period 2011-12-31
RELIABRAND INC.
filed 2012-02-14
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-54300

RELIABRAND, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-3260541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

430 Banks Road, Suite 100, Kelowna BC Canada	V1X 6A3
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (778) 478-9997

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

As of February 11, 2012, 59,677,000 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND, INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1	Condensed Financial Statements

	Condensed Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011	3

	Unaudited Condensed Statements of Operations for the three and six months ended December 31, 2011 and 2010, cumulative during development stage from February 22, 2007 (inception) through December 31, 2011	4

	Unaudited Condensed Statements of Cash Flows for the six months ended December 31, 2011 and 2010, and cumulative during development stage from February 22, 2007 (inception) through December 31, 2011	5 - 6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4T	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 5	Legal Matters	19

ITEM 6	Exhibits	19

SIGNATURE		19

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,867	$29,873
Inventory	10,106	9,421
Note receivable - related party
(including accrued interest of $4,409 – December 31, 2011 and $2,722 – June 30, 2011) (Note 4)	66,822	65,136
Deposits - utilities	4,292	1,456
Prepaid expenses (Note 5)	157,747	34,554

TOTAL CURRENT ASSETS	240,834	140,440

OTHER ASSETS
Property and equipment, net (Note 6)	23,182	2,642
Intellectual and product properties (Note 7)	143,828	139,485
Patents, net of amortization of $40,156 (Note 7)	1,333,465	1,363,581
Product molds, net of amortization of $2,711 (Note 7)	94,871	5,266

TOTAL OTHER ASSETS	1,595,346	1,510,974

Total Assets	$1,836,180	$1,651,414

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$63,571	$24,044
Accounts payable - related party	98,989	55,000
Accrued taxes payable	21	-
Note Payable to Shareholder (including accrued interest of $1,353) (Note 8)	193,833	-
Shareholder advances	129,550	98,766
Accrued liabilities - related party	3,077	-

TOTAL CURRENT LIABILITIES	489,041	177,810

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
December 31, 2011 and June 30, 2011	1	1

Common stock, par value $.0001, 100,000,000 shares authorized,
59,677,000 issued and outstanding - December 31, 2011
59,122,500 issued and outstanding - June 30, 2011	5,968	5,912
Paid in Capital	2,148,337	2,009,764
(Deficit) accumulated during the development stage	(807,167)	(542,073)

Total Stockholders' Equity (Deficit)	1,347,139	1,473,604

Total Liabilities and Stockholders' Equity (Deficit)	$1,836,180	$1,651,414

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative
					from
					February 22, 2007
	For the three months ended		For the six months ended		(Inception)
	December 31,		December 31,		to
	2011	2010	2011	2010	December 31, 2011

REVENUES	$954	$-	$954	$-	$954

COST OF GOODS	2,736	-	2,736	-	2,736

GROSS LOSS	(1,782)	-	(1,782)	-	(1,782)

EXPENSES

Amortization and Depreciation	15,497	5,000	30,923	10,000	81,002
Accounting, Audit, and Legal fees	33,597	23,755	75,796	42,283	239,237
Consulting fees	108	-	3,551	-	93,051
Consulting fees - related parties	42,726	15,000	86,533	45,000	216,537
Rent expense	13,688	-	19,322	1,723	50,257
General and administrative	25,603	4,275	43,130	7,122	117,418
Consulting contract benefits - related party	1,154	-	3,077	-	3,077
Loss on inventory	-	-	-	-	3,881

Total expenses	132,373	48,030	262,332	106,128	804,460

NET OPERATING (LOSS)	(134,155)	(48,030)	(264,114)	(106,128)	(806,242)

OTHER INCOME (EXPENSE)
Interest Income	844		1,687	-	2,246
Interest Expense	(2,000)	-	(2,667)	-	(3,171)

NET (LOSS)	$(135,311)	$(48,030)	$(265,094)	$(106,128)	$(807,167)

NET (LOSS) PER SHARE - BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	59,677,000	32,897,500	59,480,405	25,568,043

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 22, 2007
	For the six months ended		(Inception)
	December 31,		to
	2011	2010	December 31, 2011

OPERATING ACTIVITIES
Net (loss)	$(265,094)	$(106,128)	$(807,167)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	5,504	30,000	155,504
Depreciation and amortization	33,634	10,000	83,762
Loss on obsolete inventory	-	-	3,881
Changes in operating assets and liabilities:
Accrued interest - notes receivable	(1,687)	-	(1,687)
Accounts payable	39,527	10,842	40,735
Accounts payable - related party	43,989	12,537	104,696
Prepaid expenses	(2,990)	7,500	(79,000)
Inventory	(685)	-	(4,106)
Accrued liabilities	3,098	-	3,098
Accrued interest - notes payable	1,353	-	794

NET CASH (USED BY) OPERATING ACTIVITIES	(143,351)	(35,249)	(499,490)

INVESTING ACTIVITIES
Deposit on products and product molds	(123,038)		(123,038)
Cash received from the BC Ltd. asset acquisition	-	-	100,000
Purchase of property and equipment	(6,090)	-	(10,394)
Increase in capitalized patent costs	(4,343)	-	(4,343)
Increase in intellectual properties	(94,448)	-	(101,589)

NET CASH (USED BY) INVESTING ACTIVITIES	(227,919)	-	(139,364)

FINANCING ACTIVITIES
Proceeds from sale of common stock	120,000	-	190,693
Proceeds from shareholder advances	50,912	15,646	295,585
Proceeds from notes payable	192,480	-	192,480
Repayment of shareholder advances	(20,128)	-	(38,037)

NET CASH PROVIDED BY FINANCING ACTIVITIES	343,264	15,646	640,721

NET INCREASE (DECREASE) IN CASH	(28,006)	(19,603)	1,867

CASH, BEGINNING OF PERIOD	29,873	19,603	-

CASH, END OF PERIOD	$1,867	$-	$1,867

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS - continued

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Past president's debt contributed to capital
Shareholder advances on behalf of company	$-	$95,312	$131,903
Property and equipment net of depreciation exchanged for debt	-	-	(1,573)
Account payable - related party contributed to capital	-	(537)	(537)
Shareholder's debt contributed to capital	-	(94,775)	(129,793)
	$-	$-	$-
B.C. Ltd asset acquisition
Fair value of assets acquired	$-	$-	$1,585,688
Less liabilities assumed	-	-	(21,034)
Net assets acquired	-	-	1,564,654
Less shares issued	-	-	(1,664,654)
Net cash acquired	$-	$-	$(100,000)

Shares issued for website development
Website development	$(13,125)	$-	$(13,125)
Common stock issued	13,125	-	13,125
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2011 and 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2011 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2011.

Reclassifications

Certain amounts in the period ended December 31, 2010 financial statements have been reclassified to conform to the current period ended December 31, 2011 presentation.

Revenue Recognition

The Company generally recognizes sales revenue when shipment of the purchased product has occurred. Cash payments received in advance are recorded as deferred revenue. The Company currently permits its customers to return or exchange defective products. We have analyzed our quality control procedures and feel that our main exposure is from damages in shipping, and we do not need to establish a reserve for returns at this time. We will continue to analyze this each period and implement one if the need arises.

Shipping and Handling

Shipping and handling costs of $1,564 for the period ended December 31, 2011 are included in general and administrative expenses.

Business Composition

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents, and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296 owed to Watergeeks, Inc, a related party entity to BC Ltd, resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.001, post-split.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2011 and 2010
(Unaudited)

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of December 31, 2011 we have a working capital deficit of $248,207, and accumulated deficit of $807,167. During the period ended December 31, 2011 we had a net loss of $265,094 and cash used in operating activities of $143,351. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – NOTES RECEIVABLE – RELATED PARTY

As of the period ended December 31, 2011, our notes receivable – related party included the following:

On May 7, 2010, 0875505 BC Ltd. (“BC Ltd”) advanced $17,413 to Watergeeks Laboratories Inc. on a non-interest, non-collateralized, payable on demand basis.  The entire amount is reflected in the notes receivable balance at December 31, 2011.

On September 8, 2010, BC Ltd loaned Watergeeks Laboratories Inc. $15,000 under a note receivable bearing 8% per annum.  Principal and accrued interest were due in full on September 8, 2011, and was not paid in full as agreed. On January 16, 2012, we amended and extended this note, and it will be due and payable on December 31, 2012, and all other terms of the original loan agreement remain in force. In the period ended December 31, 2011, we recorded a total of $613 in accrued interest. Total accrued interest on this note at December 31, 2011 is $1,597.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2011 and 2010
(Unaudited)

NOTE 4 – NOTES RECEIVABLE – RELATED PARTY - continued

On October 6, 2010, BC Ltd loaned Watergeeks Laboratories, Inc.an additional $30,000 under a note receivable bearing 7% per annum.  Principal and accrued interest are due in full on October 6, 2011, and was not paid in full as agreed. On January 16, 2012, we amended and extended this note, and it will be due and payable on December 31, 2012, and all other terms of the original loan agreement remain in force. In the period ended December 31, 2011, we recorded a total of $1,074 in accrued interest. Total accrued interest on this note at December 31, 2011 is $2,812.

Reliabrand acquired all three Watergeeks notes as part of the January 2011 Asset Purchase Agreement in Note 1.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2011:

Name	Description	Amount
Thumbprint	Technical support fees for future periods	$2,500
Design Mode Studios	January 2012 rent	1,859
Schwed, McGinley & Kahle	Legal fee retainer	5,350
Nova Genesis	Prepayment for inventory to be produced	148,038
	Total	$157,747

Prepaid expenses consisted of the following at June 30, 2011:

Name	Description	Amount
McDowell Odom Law Firm	Prepayment retainer for legal fees	$9,554
Nova Genisis	Prepayment for product molds production	25,000
	Total	$34,554

NOTE 6 – PROPERTY AND EQUIPMENT

			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Website	$15,256	-	$15,256
Product production molds	97,582	2,711-	94,871
Office furniture and computer equipment	8,772	846	7,926
Total	$121,610	$3,557	$118,053

Depreciation was $806 for the six months ended December 31, 2011. The Company also recorded amortization of products molds expense for the period ended December 31, 2011 of $2,711 as reflected in amortization and depreciation on the accompanying Statement of Operations.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2011 and 2010
(Unaudited)

NOTE 7 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	December 31, 2011	June 30, 2011
Adiri patents	$1,014,246	$1,014,246
Adiri trademarks	359,375	359,375
Plastic technology properties	143,828	139,485
	1,517,449	1,513,106
Less accumulated amortization	(40,156)	(10,039)
	$1,477,293	$1,503,067

The Company has recorded amortization of patents expense for the period ended December 31, 2011 of $30,117 as reflected in amortization and depreciation on the accompanying Statement of Operations.

NOTE 8 – LOANS PAYABLE - SHAREHOLDER

On August 26, 2011 the Company borrowed CDN$200,000 from Gerry Dalen, one of Company’s shareholders. In connection with the above note, the Company agreed to restrictive covenants on substantially all of its assets to maintain them free of indebtedness or liens, and that we will maintain our corporate status. As of December 31, 2011, the Company is in full compliance with all of the restrictive covenants.

As of December 31, 2011, the loans payable balance comprised of:

December 31,
Description	2011
Collateralized demand note to an unrelated entity bearing 4% interest per annum which matures on February 28, 2012. The interest is payable monthly until the maturity of the note.	$192,480
$192,480
Less current liabilities	192,480
Total long term liabilities	$-0-

The Company owed $1,353 in accrued interest for the above note as of December 31, 2011.  For the six months ended December 31, 2011, the Company accrued $2,642 in interest expense, and paid $1,289 in cash for accrued interest.

Future maturity of our notes payable is presented in the table below:

For the years ended June 30,
2012	$192,480
$192,480

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2011 and 2010
(Unaudited)

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

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month. For the period ended December 31, 2011, we recorded $60,000 in consulting fees expense in connection with this contract. As of December 31, 2011, we owe $70,000 which is included in accounts payable - related party.

As of December 31, 2011, the Company owes our President $25,000, for his previous consulting fees before the above agreement was in force, which is reflected in accounts payable – related party.

Shareholder advances

In the six month period ended December 31, 2011, our current President paid operating bills on behalf of the Company totaling $50,912, and was repaid $20,128 in cash, and is still owed $31,446 which is included in accounts payable – related party. The Company also owes an additional $98,104 to our current President for previous advances through June 30, 2011.

Operating Leases

In January 2011, the Company rented office space in Canada from a related party, Design Mode Studios, a company owned by a son of our Company’s President, on a month to month basis for approximately $800 CAD per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,860 CAD per month. Rent expense was $11,035 and $1,723 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Commitment

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we have fully pre-paid this commitment.

Product Molds Agreement

In June 2011, the Company entered into an agreement with Nova Genisis Ltd. for it to create product molds for certain types of baby bottles for $52,026.  The agreement called for the Company to make a prepaid deposit of $25,000, which the Company paid on June 9, 2011. In September 2011, we entered into an additional agreement for additional product molds for $40,290. As of December 31, 2011, we have fully paid for the molds. The molds were completed in the beginning of October, and put into service on December 1, 2011 (Note 7), and have began to amortize these over the useful life of three years, in accordance with our intangible assets policy. As of December 31, 2011, we have fully paid for the molds.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2011 and 2010
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES - continued

Warehouse lease

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on October 5, 2011 requires monthly payment of CDN $2,500 plus related taxes and a CDN $2,500 security deposit. Rent expense was $8,179 six months ended December 31, 2011.

NOTE 11 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the period ended December 31, 2011 and June 30, 2011, there were 59,677,000 and 59,122,500 shares of our common stock issued and outstanding, respectively. As of the period ended December 31, 2011 and June 30, 2011, there were 10,000 and 10,000 shares of our preferred stock issued and outstanding, respectively.

Common Shares – Issued and Outstanding

In the six months ended December 31, 2011, we closed several private placements for an aggregate total of $120,000, or 480,000 units consisting of one share of our common stock and one share common stock warrant to purchase shares of our common stock, with a purchase price of $0.25 per share and an expiration date, for the warrants, of two years from the closing.

Preferred Stock – Series “A”

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
For the six months ended December 31, 2011 and 2010
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

As of December 31, 2011, the Company had issued and outstanding 10,000 of Class “A” Preferred shares.

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

Common Stock Warrants

In connection with the above private placement and payables to common stock conversions, we valued the common stock detachable warrants granted during the period ended December 31, 2011, using the Black-Scholes method. The following weighted average assumptions were used to calculate the valued warrants: terms of two years; risk free interest rate of 0.39%; volatility of 96%; and a weighted fair value of $0.126.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2011 and 2010
(Unaudited)

NOTE 11 – STOCKHOLDER’S EQUITY - continued

Common Stock Warrants - continued

A summary of the common stock warrants, exercise price of $0.25, granted during the period ended December 31, 2011 is presented below:

Number of Warrants
Balance at June 1, 2011	-
Granted	490,000
Exercised	-
Forfeited or Expired	-
Balance at December 31, 2011	490,000
Exercisable at December 31, 2011	490,000

NOTE 12 – LEGAL MATTERS

In July 2011, the Company became aware of a claim against it by a previously contracted investor/ public relations firm. The agreement with the firm was for services to be performed and payment to be made in the Company’s common stock. The stock was issued to the firm and kept in trust, and the services were not performed in accordance with the agreement.

On January 19, 2012, the Company entered into a settlement agreement with the plaintiff of the above suit. The Company agreed to pay $15,000 in cash and 100,000 shares of our restricted common stock. The Company agreed to pay the cash payment in three equal payments commencing on March 1, 2012, and continuing through May 1, 2012, the Payment in common shares are to be issued on March 1, 2012.

On October 27, 2011, the British Columbia Securities Commission issued a Cease Trade Order which prohibits the trading of the Company’s securities in British Columbia until such time as the Company files all required reports with SEDAR, the System for Electronic Analysis and Document Retrieval, operated by the Canadian securities adminstrators.  The Company has begun making the required filings and has appealed the Cease Trade Order.

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

Plan of Operations

The Company’s strategy is to manufacture baby bottles and the related components initially and to offer those products for sale via the Company’s website or through distributors throughout the world. To this end, the Company has entered into agreements which updated the Company’s product molds so that the Company could begin producing baby bottles and has begun producing baby bottles. Through December 31, 2011, the Company has ordered and paid for 72,000 baby bottles and has begun selling the baby bottles. The Company anticipates taking delivery of the bottles during its third quarter ending March 31, 2012. The Company commenced commercialization of its product in December of 2011 by launching its e-com website. To date the company has shipped over 75 orders to individual consumers. The company is currently engaged in marketing its products through its e-com website, Amazon and E-Bay stores, and is sending samples for analysis by potential distributors in 30 countries. The company has also had interest of sales from, prenatal organizations, hospitals, boutique baby products retailers and retailers that believe the company’s line of products suit their product line. The Company cannot predict how successful it will be in marketing and selling the bottles and intends to use any proceeds from the sale of the bottles to fund its operations and to order additional baby products for sale.

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

Results of Operations for the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010

We earned revenues of $954 for the period ended December 31, 2011 and had no revenues for the period ended December 31, 2010. The Company recorded revenue from the sale of the initial, partial delivery of baby bottles received before December 31, 2011.

As of December 31, 2011, we had total assets of $1,836,180 and total liabilities of $489,041 compared to total assets of $1,651,414 and total liabilities of $177,810 as of June 30, 2011.

During the three months ended December 31, 2011, we incurred operating expenses in the amount of $132,373. These operating expenses were comprised of accounting, auditing and legal fees, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $48,030 for the three months ended December 31, 2010.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

For the three months ended December 31, 2011, we paid consulting fees of $42,726 to an entity controlled by our current President.

For the three months ended December 31, 2011, we paid rent expense to an unrelated party of $13,688.

We recently began generating revenue, the first such revenue since inception but are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Six Months Ended December 31, 2011 and the Six Months Ended December 31, 2010

During the six months ended December 31, 2011, we incurred operating expenses in the amount of $262,332 and revenues of $954. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $106,128 for the six months ended December 31, 2010.

For the six months ended December 31, 2011, we paid consulting fees of $86,533 to an entity controlled by our current President.  For the six months ended December 31, 2010, we paid rent expense of $1,722 to our former president and $45,000 in consulting fees to our current president.   For the six month period ended December 31, 2011, our current President paid operating bills totaling $50,912, and was repaid $20,128 in cash, and is still owed $31,446 which is included in accounts payable – related party. The Company also owes an additional $98,104 to our current President for previous advances through June 30, 2011.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a cash balance of $1,867, and as of June 30, 2011, the Company had a cash balance of $29,873.

For the six months ended December 31, 2011, the Company raised $120,000 in private placements of its common stock, conducted in compliance with Regulation S of the Securities Act of 1933, as amended (“Regulation S”), selling 480,000 units, with each unit consisting of one share of its common stock, par value $.0001 and one common stock purchase warrant to purchase additional shares of the Company’s common stock for a two year period from the date of issuance.   The Company is utilizing the proceeds from this offering to fund its current operations.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

The Company’s critical accounting policies are:

Revenue Recognition

The Company generally recognizes sales revenue when shipment of the purchased product has occurred. Cash payments received in advance are recorded as deferred revenue. The Company currently permits its customers to return or exchange defective products. We have analyzed our quality control procedures and feel that our main exposure is from damages in shipping, and we do not need to establish a reserve for returns at this time. We will continue to analyze this each period and implement one if the need arises.

Shipping and Handling

Shipping and handling costs of $1,564 for the period ended December 31, 201 and are included in general and administrative expenses.

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

Intangible Assets

In accordance with ASC 350, “Intangibles – Goodwill and other,” goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment and possible adjustment. Other intangible assets with definite lives are amortized over their individual useful lives. Intellectual properties are amortized using the straight-line method over the useful lives.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 4T - Controls and Procedures - continued

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended December 31, 2011, we conducted private placements for an aggregate total of $120,000, or 480,000 units consisting of one share of our common stock and one share common stock warrant to purchase shares of our common stock, with a purchase price of $0.25 per share and an expiration date of two years from the closing. The Company relied on Regulation S for the issuance of these shares as all of the shares were sold to citizens of Canada.

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

ITEM 5 – Legal Matters

In July 2011, the Company became aware of a claim against it by a previously contracted investor/ public relations firm. The agreement with the firm was for services to be performed and payment to be made in the Company’s common stock. The stock was issued to the firm and kept in trust, and the services were not performed in accordance with the agreement.

On January 19, 2012, the Company entered into a settlement agreement with the plaintiff of the above suit. The Company agreed to pay $15,000 in cash and 100,000 shares of our restricted common stock. The Company agreed to pay the cash payment in three equal payments commencing on March 1, 2012, and continuing through May 1, 2012, the Payment in common shares are to be issued on March 1, 2012.

 On October 27, 2011, the British Columbia Securities Commission issued a Cease Trade Order which prohibits the trading of the Company’s securities in British Columbia until such time as the Company files all required reports with SEDAR, the System for Electronic Analysis and Document Retrieval, operated by the Canadian securities adminstrators.  The Company has begun making the required filings and has appealed the Cease Trade Order.

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

RELIABRAND, INC.

Date: February 10, 2012	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO