Form 10-Q/A
period 2011-12-31
RELIABRAND INC.
filed 2012-02-15
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q /A
First Amended

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On October 27, 2011, the British Columbia Securities Commission issued a Cease Trade Order which prohibits the trading of the Company’s securities in British Columbia until such time as the Company files all required reports with SEDAR, the System for Electronic Analysis and Document Retrieval, operated by the Canadian securities administrators.  The Company has begun making the required filings and has not appealed the Cease Trade Order.

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

 On October 27, 2011, the British Columbia Securities Commission issued a Cease Trade Order which prohibits the trading of the Company’s securities in British Columbia until such time as the Company files all required reports with SEDAR, the System for Electronic Analysis and Document Retrieval, operated by the Canadian securities administrators.  The Company has begun making the required filings and has not appealed the Cease Trade Order.

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

RELIABRAND, INC.

Date: February 15 , 2012	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO