Form 10-Q
period 2012-03-31
RELIABRAND INC.
filed 2012-05-15
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Issuer's telephone number: (661) 414-7125

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

At May 4, 2012, 59,727,000 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND, INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1	Condensed Financial Statements	3

	Condensed Balance Sheets, as of March 31, 2012 ( unaudited) and June 30, 2011	3

	Unaudited Condensed Statements of Operations for the three and nine months ended March 31, 2012 and 2011, and cumulative during development stage from February 22, 2007 (inception) through March 31, 2012	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended March 31, 2012 and 2011, and cumulative during development stage from February 22, 2007 (inception) through March 31, 2012	5 - 6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4T	Controls and Procedures	16

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 5	Legal Matters	17

ITEM 6	Exhibits	17

SIGNATURE		17

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$9,107	$29,873
Inventory	150,229	9,421
Note receivable - related party
(including accrued interest of $5,243 - March 31, 2012
and $2,722 - June 30, 2011) (Note 4)	67,656	65,136
Deposits - utilities	4,292	1,456
Prepaid expenses (Note 5)	9,789	34,554

TOTAL CURRENT ASSETS	241,073	140,440

OTHER ASSETS
Property and equipment, net (Note 6)	29,336	2,642
Intellectual and product properties (Note 7)	143,828	139,485
Patents, net of amortization of $55,215 (Note 7)	1,318,406	1,363,581
Product molds, net of amortization of $10,842 (Note 7)	86,740	5,266

TOTAL OTHER ASSETS	1,578,310	1,510,974

Total Assets	$1,819,383	$1,651,414

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$55,241	$24,044
Accounts payable - related party	150,902	55,000
Accrued taxes payable	74	-
Note Payable to shareholder
(including accrued interest of $1,353) (Note 8)	345,243	-
Shareholder advances	156,445	98,766
Accrued liabilities - related party	4,231	-

TOTAL CURRENT LIABILITIES	712,136	177,810

STOCKHOLDERS' EQUITY

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
March 31, 2012 and June 30, 2011	1	1

Common stock, par value $.0001, 100,000,000 shares authorized,
59,727,000 issued and outstanding - March 31, 2012
59,122,500 issued and outstanding - June 30, 2011	5,974	5,912
Paid in Capital	2,152,036	2,009,764
(Deficit) accumulated during the development stage	(1,050,764)	(542,073)

Total Stockholders' Equity	1,107,247	1,473,604

Total Liabilities and Stockholders' Equity	$1,819,383	$1,651,414

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative
					from
					February 22, 2007
	For the three months ended		For the nine months ended		(Inception)
	March 31,		March 31,		to
	2012	2011	2012	2011	March 31, 2012

REVENUES	$2,962	$-	$3,916	$-	$3,916

COST OF GOODS	17,291	-	20,028	-	20,028

GROSS LOSS	(14,329)	-	(16,112)	-	(16,112)

EXPENSES

Amortization and Depreciation	15,497	5,000	46,420	15,000	96,499
Accounting, Audit, and Legal fees	11,509	45,219	87,305	87,502	250,746
Consulting fees	(0)	-	3,551	-	93,051
Consulting fees - related parties	42,365	19,925	128,898	64,925	258,902
Rent expense	11,261	4,200	30,583	5,923	61,518
General and administrative	35,873	6,107	79,004	13,229	153,292
Consulting contract benefits - related party	1,154	-	4,231	-	4,231
Inventory impairment	110,397	-	110,397	-	114,278

Total expenses	228,056	80,451	490,389	186,579	1,032,517

NET OPERATING (LOSS)	(242,385)	(80,451)	(506,501)	(186,579)	(1,048,629)

OTHER INCOME (EXPENSE)
Interest Income	834		2,521	-	3,080
Interest Expense	(2,044)	-	(4,711)	-	(5,215)

NET (LOSS)	$(243,595)	$(80,451)	$(508,691)	$(186,579)	$(1,050,764)

NET (LOSS) PER SHARE - BASIC	*	*	$(0.01)	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	59,677,000	32,972,500	59,480,405	29,629,167

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 22, 2007
	For the nine months ended		(Inception)
	March 31,		to
	2012	2011	March 31, 2012

OPERATING ACTIVITIES
Net (loss)	$(508,691)	$(186,579)	$(1,050,764)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	5,504	52,500	155,504
Depreciation and amortization	57,263	15,000	107,391
Inventory impairment	-	-	3,881
Changes in operating assets and liabilities:
Accrued interest - notes receivable	(2,521)	-	(2,521)
Accounts payable	31,199	(3,191)	32,407
Accounts payable - related party	95,902	27,537	156,609
Prepaid expenses	21,930	7,500	(54,080)
Inventory	(140,808)	-	(144,229)
Accrued liabilities	4,305	-	4,305
Accrued interest - notes payable	1,353	-	794

NET CASH (USED BY) OPERATING ACTIVITIES	(434,567)	(87,233)	(790,706)

INVESTING ACTIVITIES
Cash received from the BC Ltd. asset acquisition	3,705	-	103,705
Purchase of property and equipment	(12,682)	-	(16,986)
Increase in capitalized patent costs	(4,343)	-	(4,343)
Increase in intellectual properties	(94,448)	-	(101,589)

NET CASH (USED BY) INVESTING ACTIVITIES	(107,769)	-	(19,214)

FINANCING ACTIVITIES
Proceeds from sale of common stock	120,000	-	190,693
Proceeds from shareholder advances	77,808	67,631	322,481
Proceeds from notes payable	343,890	-	343,890
Repayment of shareholder advances	(20,128)	-	(38,037)

NET CASH PROVIDED BY FINANCING ACTIVITIES	521,570	67,631	819,027

NET INCREASE (DECREASE) IN CASH	(20,766)	(19,602)	9,107

CASH, BEGINNING OF PERIOD	29,873	19,602	-

CASH, END OF PERIOD	$9,107	$-	$9,107

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS - continued

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Past president's debt contributed to capital
Shareholder advances on behalf of company	$-	$95,312	$131,903
Property and equipment net of depreciation exchanged for debt	-	-	(1,573)
Account payable - related party contributed to capital	-	(537)	(537)
Shareholder's debt contributed to capital	-	(94,775)	(129,793)
	$-	$-	$-
B.C. Ltd asset acquisition
Fair value of assets acquired	$-	$-	$1,585,688
Less liabilities assumed	-	-	(21,034)
Net assets acquired	-	-	1,564,654
Less shares issued	-	-	(1,664,654)
Net cash acquired	$-	$-	$(100,000)

Shares issued for website development
Website development	$(13,125)	$-	$(13,125)
Common stock issued	13,125	-	13,125
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2012 and 2011
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2012 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2011.

Reclassifications

Certain amounts in the period ended March 31, 2011 financial statements have been reclassified to conform to the current period ended March 31, 2012 presentation.

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

Shipping and Handling

Shipping and handling costs of $2,129 for the period ended March 31, 2012 are included in general and administrative expenses.

Business Composition

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents, and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296 owed by Watergeeks, Inc, a related party entity, to BC Ltd, resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.001, post-split

On March 16, 2012, we entered into a Share Purchase Agreement (the “agreement 2”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company to acquire the company through a share exchange. As noted above, we had already purchased all the assets and liabilities from the company in the above agreement. We decided to purchase the equity in BC Ltd because while we were beginning the process to transfer the patents and trademarks to our company name, we found the process to be very costly and very lengthy. Whereas if we acquired the BC Ltd as a wholly owned subsidiary we would own the patents and trademarks without completing the transfer process, which was most cost effective for our company with our limited cash reserves, and offered the quickest and most cost effective remedy to protect our interests and our shareholders assets. In exchange for the shares of stock of BC Ltd, we agreed to issue to the shareholders of BC Ltd 50,000 shares of our restricted common stock. We would also acquire the remaining cash of approximately $3,675CAD.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
(A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2012 and 2011
(Unaudited)

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of March 31, 2012 we have a working capital deficit of $474,768, and accumulated deficit of $1,050,764. During the period ended March 31, 2012 we had a net loss of $508,691 and cash used in operating activities of $434,568. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU No. 2011-04 which relate to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially impact the Company's financial statement statements.

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

NOTE 4 – NOTES RECEIVABLE – RELATED PARTY

As of the period ended March 31, 2012, our notes receivable – related party included the following:

On May 7, 2010, 0875505 BC Ltd. (“BC Ltd”) advanced $17,413 to Watergeeks Laboratories Inc. on a non-interest, non-collateralized, payable on demand basis.  The entire amount is reflected in the notes receivable balance at March 31, 2012.

On September 8, 2010, BC Ltd loaned Watergeeks Laboratories Inc. $15,000 under a note receivable bearing 8% per annum.  Principal and accrued interest were due in full on September 8, 2011, and was not paid in full as agreed. On January 16, 2012, we amended and extended this note, and it will be due and payable on December 31, 2012, and all other terms of the original loan agreement remain in force. In the period ended March 31, 2012, we recorded a total of $917 in accrued interest. Total accrued interest on this note at March 31, 2012 is $1,900.

On October 6, 2010, BC Ltd loaned Watergeeks Laboratories, Inc. an additional $30,000 under a note receivable bearing 7% per annum.  Principal and accrued interest are due in full on October 6, 2011, and was not paid in full as agreed. On January 16, 2012, we amended and extended this note, and it will be due and payable on December 31, 2012, and all other terms of the original loan agreement remain in force. In the period ended March 31, 2012, we recorded a total of $1,604 in accrued interest. Total accrued interest on this note at December 31, 2011 is $3,343.

Reliabrand acquired all three Watergeeks’ notes as part of the January 2011 Asset Purchase Agreement in Note 1.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
(A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2012 and 2011
(Unaudited)

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2012:

Name	Description	Amount
Thumbprint	Technical support fees for future periods	$2,500
MacQuarie Premium Funding	Prepayment for commercial insurance	1,939
Schwed, McGinley & Kahle	Legal fee retainer	5,350
	Total	$9,789

Prepaid expenses consisted of the following at June 30, 2011:

Name	Description	Amount
McDowell Odom Law Firm	Prepayment retainer for legal fees	$9,554
Nova Genisis	Prepayment for product molds production	25,000
	Total	$34,554

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

			March 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Website	$15,256	-	$15,256
Product production molds	97,582	10,842	86,740
Office furniture and computer equipment	15,364	1,284	14,080
Total	$128,202	$12,126	$116,076

Depreciation was $1,244 for the nine months ended March 31, 2012. The Company also recorded amortization of products molds expense for the period ended March 31, 2012 of $10,842 as reflected in amortization and depreciation on the accompanying Statement of Operations.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
(A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2012 and 2011
(Unaudited)

NOTE 7 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	March 31, 2012	June 30, 2011
Adiri patents	$1,014,246	$1,014,246
Adiri trademarks	359,375	359,375
Plastic technology properties	143,828	139,485
	1,517,449	1,513,106
Less accumulated amortization	(55,215)	(10,039)
	$1,462,234	$1,503,067

The Company has recorded amortization of patents expense for the period ended March 31, 2012 of $45,176 as reflected in amortization and depreciation on the accompanying Statement of Operations.

NOTE 8 – LOANS PAYABLE - SHAREHOLDER

On August 26, 2011 the Company borrowed CDN$200,000 from Gerry Dalen, one of Company’s shareholders. In connection with the above note, the Company agreed to restrictive covenants on substantially all of its assets to maintain them free of indebtedness or liens, and that we will maintain our corporate status. On February 27, 2012, we entered into an extension of the above loan agreement, all terms and conditions remain in full force, the only change is the maturity date was extended from the original date of February 28, and extended to August 31, 2012. As of March 31, 2012, the Company is in full compliance with all of the restrictive covenants.

On March 1, 2012 the Company borrowed CDN$150,000 from Gerry Dalen, one of Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013.

As of March 31, 2012, the loans payable balance comprised of:

March 31,
Description	2012
Uncollateralized demand note to a related entity bearing no interest per annum which matures on February 28, 2013.	$151,410
Collateralized demand note to an unrelated entity bearing 4% interest per annum which matures on August 31, 2012. The interest is payable monthly until the maturity of the note.	192,480
$343,890
Less current liabilities	343,890
Total long term liabilities	$-0-

The Company owed $1,353 in accrued interest for the above note as of March 31, 2012.  For the nine months ended March 31, 2012, the Company accrued $4,667 in interest expense, and paid $1,289 in cash for accrued interest.

Future maturity of our notes payable is presented in the table below:

For the years ended June 30,
2012	$192,480
2013	151,410
$343,890

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
(A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2012 and 2011
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

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month. For the period ended March 31, 2012, we recorded $90,000 in consulting fees expense in connection with this contract. As of March 31, 2012, we owe $100,000 which is included in accounts payable - related party.

As of March 31, 2012, the Company owes our President $25,000, for his previous consulting fees before the above agreement was in force, which is reflected in accounts payable – related party.

Shareholder advances

In the nine month period ended March 31, 2012, our current President paid operating bills on behalf of the Company totaling $77,808, and was repaid $20,128 in cash, and is still owed $57,680 which is included in accounts payable – related party. The Company also owes an additional $98,104 to our current President for previous advances through June 30, 2011.

Operating Leases

In January 2011, the Company rented office space in Canada from a related party, Design Mode Studios, a company owned by a son of our Company’s President, on a month to month basis for approximately $800 CAD per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,860 CAD per month. Rent expense was $16,757 and $5,923 for the nine months ended March 31, 2012 and 2011, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Commitment

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we have fully pre-paid this commitment. In the nine months ended March 31, 2012, we purchased an additional $119,372 of inventory from the same 3rd party supplier; we have fully paid for all the product shipments.  As of March 31 , 2012, we found that we had defective and substandard products we have checked our inventory and have destroyed and disposed of the unusable inventory and recorded an inventory loss of $110,397 which nis reflected in our statement of operations.

Product Molds Agreement

In June 2011, the Company entered into an agreement with Nova Genisis Ltd. for it to create product molds for certain types of baby bottles for $52,026.  The agreement called for the Company to make a prepaid deposit of $25,000, which the Company paid on June 9, 2011. In September 2011, we entered into an additional agreement for additional product molds for $40,290. The molds were completed in the beginning of October, and put into service on December 1, 2011 (Note 6), and have began to amortize these over the useful life of three years, in accordance with our intangible assets policy. As of March 31, 2012, we have fully paid for the molds.

Warehouse lease

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on October 5, 2011 requires monthly payment of CDN $2,500 plus related taxes and a CDN $2,500 security deposit. Rent expense was $13,826 for the nine months ended March 31, 2012.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
(A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2012 and 2011
(Unaudited)

NOTE 11 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the period ended March 31, 2012 and June 30, 2011, there were 59,727,000 and 59,122,500 shares of our common stock issued and outstanding, respectively. As of the period ended March 31, 2012 and June 30, 2011, there were 10,000 and 10,000 shares of our preferred stock issued and outstanding, respectively.

Common Shares – Issued and Outstanding

In the nine months ended March 31, 2012, we closed several private placements for an aggregate total of $120,000, or 480,000 units consisting of one share of our common stock and one share common stock warrant to purchase shares of our common stock, with a purchase price of $0.25 per share and an expiration date, for the warrants, of two years from the closing.

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

As of March 31, 2012, the Company had issued and outstanding 10,000 of Class “A” Preferred shares.

Private Placement Closed and Opened

On March 22, 2012, we closed our previously approved private placement offering at $.25 per unit, which is one share of our restricted common stock and two share purchase warrants to purchase additional shares of our restricted common stock.

On March 23, 2012, we also approved a new private placement offering of our restricted common stock at the offering price of $.10 per share and not to offer more than 5,000,000 shares of stock as part of this offering.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
(A Development Stage Enterprise)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2012 and 2011
(Unaudited)

NOTE 11 – STOCKHOLDER’S EQUITY - continued

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

Common Stock Warrants

In connection with the above private placement and payables to common stock conversions, we valued the common stock detachable warrants granted during the period ended March 31, 2012, using the Black-Scholes method. The following weighted average assumptions were used to calculate the valued warrants: terms of two years; risk free interest rate of 0.39%; volatility of 96%; and a weighted fair value of $0.126.

 A summary of the common stock warrants, exercise price of $0.25, granted during the period ended March 31, 2012 is presented below:

Number of Warrants
Balance at June 1, 2011	-
Granted	490,000
Exercised	-
Forfeited or Expired	-
Balance at March 31, 2012	490,000
Exercisable at March 31, 2012	490,000

NOTE 12 – LEGAL MATTERS

Pending legal action

In July 2011, the Company became aware of a claim against it by a previously contracted investor/ public relations firm. The agreement with the firm was for services to be performed and payment to be made in the Company’s common stock. The stock was issued to the firm and kept in trust, and the services were not performed in accordance with the agreement.

On January 19, 2012, the Company entered into a settlement agreement with the plaintiff of the above suit. The Company agreed to pay $15,000 in cash and 100,000 shares of our restricted common stock. The Company agreed to pay the cash payment in three equal payments commencing on March 1, 2012, and continuing through May 1, 2012, the Payment in common shares are to be issued on March 1, 2012. On March 30, 2012, we amended the settlement to pay $10,000 as total consideration instead of the original amounts above, and we paid this on April 2, 2012.

On October 27, 2011, the British Columbia Securities Commission issued a Cease Trade Order which prohibits the trading of the Company’s securities in British Columbia until such time as the Company files all required reports with SEDAR, the System for Electronic Analysis and Document Retrieval, operated by the Canadian securities administrators.  The Company has satisfied all the requests and the Cease Trade Order has been lifted as of March 31, 2012.

NOTE 13– SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through May 15, 2012 the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Results of Operations for the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2011

We earned revenues of $2,962 for the period ended March 31, 2012 and had no revenues for the period ended March 31, 2011.

As of March 31, 2012, we had total assets of $1,819,383 and total liabilities of $712,136 compared to total assets of $1,651,414 and total liabilities of $177,810 as of June 30, 2011.

During the three months ended March 31, 2012, we incurred operating expenses in the amount of $228,056. These operating expenses were comprised of accounting, auditing and legal fees, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $80,451 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, we paid consulting fees of $42,365 to an entity controlled by our current President.

For the three months ended March 31, 2012, we paid rent expense to an unrelated party of $11,261.

We have generated minimal revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Nine Months Ended March 31, 2012 and the Nine Months Ended March 31, 2011

During the nine months ended March 31, 2012, we incurred operating expenses in the amount of $490,389 and revenues of $3,916. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $186,579 for the nine months ended March 31, 2011.

For the nine months ended March 31, 2012, we paid consulting fees of $128,898 to an entity controlled by our current President.  For the nine months ended March 31, 2012, we paid $64,925 in consulting fees to our current president.   For the nine month period ended March 31, 2012, our current President paid operating bills totaling $77,808, and was repaid $20,128 in cash, and is still owed $57,680 which is included in accounts payable – related party. The Company also owes an additional $98,104 to our current President for previous advances through June 30, 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company had a cash balance of $9,107, and as of June 30, 2011, the Company had a cash balance of $29,873.

For the nine months ended March 31, 2012, the Company raised $120,000 in private placements of its common stock, conducted in compliance with Regulation S of the Securities Act of 1933, as amended (“Regulation S”), selling 480,000 units, with each unit consisting of one share of its common stock, par value $.0001 and one common stock purchase warrant to purchase additional shares of the Company’s common stock for a two year period from the date of issuance.   The Company is utilizing the proceeds from this offering to fund its current operations.

On March 16, 2012, the Company issued 50,000 shares of its common stock to 0875505 B.C. Ltd., the entity from whom the Company acquired the Adiri™ patents and trademarks.  In exchange, the Company acquired all the issued and outstanding shares of 0875505 BC from its two shareholders.

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

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In the nine months ended March 31, 2012, we conducted private placements for an aggregate total of $120,000, or 480,000 units consisting of one share of our common stock and one share common stock warrant to purchase shares of our common stock, with a purchase price of $0.25 per share and an expiration date of two years from the closing. The Company relied on Regulation S for the issuance of these shares as all of the shares were sold to citizens of Canada.

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

RELIABRAND, INC.

Date: May 10, 2012	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO