Form 10-K
period 2012-06-30
RELIABRAND INC.
filed 2012-10-01
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2012

☐ Transition Report Pursuant to Section 13or 15(d) of The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-54300

RELIABRAND INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

(State of Incorporation)

75-3260541

(IRS Employer ID Number)

430 Banks Road Suite 100, Kelowna, BC V1X 6A3

(Address of principal executive offices)

(778) 478-9997

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

State the issuer's revenues for its most recent fiscal year. $13,600

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $19,713,360.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares	Class as of September 15, 2012
Common Stock, Par Value $0.0001 per share	59,677,000

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

Our principal offices are located at 430 Banks Road, Suite 100, Kelowna, BC V1x 6A3.  Our telephone number is (778) 478-9997.

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

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW - continued

Our Business - continued

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

With the acquisition of these assets including the patents and trademarks, the Company has developed and has begun manufacturing a newer version of the Adiri baby bottles and related components such as sippy cups. The Company intends to aggressively promote and market the bottles and hopes to secure retail distribution outlets for the bottles.  To achieve that goal, the Company has begun negotiation with large retail chains to supply the Adiri bottles for sale to retail customers. The Company manufactures the baby bottles and accessories in China.

Presently, the Company is selling the baby bottles through its online website but is seeking retail distribution as well.  The Company is presently in discussion with distributors of baby bottles and related products in over 20 countries worldwide.  To date, the Company has not entered into any definitive agreements with any of these distributors.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period, we anticipate spending $100,000 on professional fees attributable to fulfilling our reporting obligations under the federal securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any agreements or arrangements in place for any future equity financing event. If we are required to raise additional funds, substantial dilution may result to existing shareholders.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

At present, the Company has the patents and trademarks it acquired from 0875505 BC Ltd. In April, 2011 as described above.  The Company has filed additional patent and trademark applications and anticipates making additional filings in the future as the Company begins manufacturing products.

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

Number of Total Employees and Number of Full-Time Employees

The Company presently has no full time employees with the exception of Mr. Markus, its CEO, who devotes substantially all of his time to the Company’s operations.  The Company utilizes the services of outside consultants as needed.

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

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on February 28, 2007 and we have realized minimal revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on February 28, 2007 to June 30, 2012 is $1,364,775. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and are just beginning to generate revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

If we do not obtain additional financing, our business may fail.

Our business plan calls for ongoing expenses in connection with the marketing and sales of our baby products. We have not generated any significant revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

We have few customers and we cannot guarantee we will ever have any significant amount of customers. Even if we obtain customers, there is no assurance that we will make a profit.

We have few customers.  We have not identified any customers and we cannot guarantee we ever will have any. If we are unable to attract enough customers once we commence sales of our baby bottles, we will have to suspend or cease operations.

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

ITEM 1A. - RISK FACTORS - continued

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the financial statements, we were recently incorporated, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

We will incur increased costs and compliance risks as a result of being a public company.

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

There are additional authorized but unissued shares of our common stock that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company. Our articles of incorporation authorize the issuance of up to 150,000,000 shares of common stock.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal offices are located at 430 Banks Road, Suite 100, Kelowna, BC V1X 6A3.  Our telephone number is (778) 478-9997.  We are not obligated under any long term operating leases.

ITEM 3 - LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings which involve Reliabrand Inc., its directors or officers. Our Bylaws provide that we shall have a minimum of one director. There is no stated maximum number of directors allowed but such number may be fixed from time to time by action of the stockholders or of the directors. Our address for service of process in Nevada is 1645 Village Center Circle, Las Vegas, NV 89134.

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

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

Period	High Price	Low Price
November 12, 2007 December 31, 2007	n/a	n/a
January 1, 2008 – March 31, 2008	n/a	n/a
April 1, 2008 June 30, 2008	n/a	n/a
July 1, 2008 – September 30, 2008	n/a	n/a
October 1, 2008 – December 31, 2008	$1	$0.01
January 1, 2008 – March 31, 2008	$1	$0.01
April 1, 2008 -June 30, 2008	$1	$0.01
July1, 2009 - June 30,2010	$0.21	$.0021
July 1, 2010 – September 30, 2010	$.25	$.25
October 1, 2010 – December 31, 2010	$.25	$.25
January 1, 2011 – March 31, 2011	$.25	$.16
April 1, 2011 – June 30, 2011	$.25	$.10
July 1, 2011 – September 30, 2011	$.25	$.10
October 1, 2011 – December 31, 2011	$.25	$.025
January 1, 2012 – March 31, 2012	$.04	$.025
April 1, 2012 – June 30, 2012	$.12	$.025

Recent Sales of Unregistered Securities

In April, 2012, we sold 550,000 shares of our common stock to an unrelated third party for $.10 per share.  In May, 2012, we sold 2,500,000 shares of our common stock to an unrelated third party for $.10 per share.  In May, we issued a total of 13,625,000 shares of our common stock at $.04 per share in connection with debt conversion.  The Company relied on exemptions from registration under Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Holders

As of June 30, 2012, we have 59,677,000 shares of our Common Stock issued and outstanding held by 98 shareholders of record.

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

Securities Authorized For Issuance under Equity Compensation Plans

None.

Increase of authorized common stock shares

On April 26, 2012, the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000.

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

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $500,000. In this regard and during such period; we anticipate spending $100,000 on professional fees attributable to fulfilling our reporting obligations under the federals securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditors have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2012.

Results of Operations for the Year Ended June 30, 2012 and the Year Ended June 30, 2011

We had revenues of $13,600 for the year ended June 30, 2012 compared to no revenue for the year ended June 30, 2011.

During the year ended June 30, 2012, we incurred operating expenses in the amount of $813,129. These operating expenses were comprised of amortization and depreciation expenses, accounting and audit fees, consulting fees, rent expense, general and management expenses, and transfer agent fees.  This compared to operating expenses of $284,749 for the year ended June 30, 2011.

As of June 30, 2012, we had total assets of $1,806,130 and total liabilities of $165,333 compared to total assets of $1,651,414 and total liabilities of $177,810 as of June 30, 2011.  Of the total assets as of June 30, 2012, current assets were $251,550 and consisted of cash of $27,247, inventory of $171,505, deposits of $4,292 and prepaid expenses of $48,506.  Other assets were $1,554,580 and consisted of patents of $1,303,348, intellectual properties of $143,828, net furniture of $28,796, and product molds of $78,608.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Results of Operations for the Year Ended June 30, 2012 and the Year Ended June 30, 2011 - continued

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

During the year ended June 30, 2012, our current President was reimbursed for advances made to the Company totaling $20,128.

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

In January 2011, we rented office space in Canada on a month to month basis for approximately $800 CAD per month (approximately $807 USD per month based on historical rates); beginning in February 2011 we took on more space within the office and began paying approximately $1,860 CAD per month (approximately $1,900 USD per month based on historical rates).  Rent expense under this lease was $22,235 and $11,591 for the years ended June 30, 2012 and 2011, respectively.

We began generating revenue for the year ended June 30, 2012 and had revenues of $13,600 for the year ended June 30, 2012.  However, we continue to be dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.  The Company does not anticipate paying dividends in the near future, if ever.

Liquidity and Capital Resources

As of June 30, 2012 and 2011, the Company had a cash balance of $27,247 and $29,873, respectively.

Through June 30, 2012, we had sold $493,255 in equity securities to pay for our business operations.  We sold 135,000 post-split (13,500,000 pre-split) shares of common stock to 30 unaffiliated shareholders on August 23, 2007 for total proceeds of $29,193 pursuant to Regulation S of the Securities Act.  We subsequently filed a Registration Statement on the Form SB-2 for this offering on October 2, 2007 and became effective on October 12, 2007. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.  Also, we sold 180,000 post-split (18,000,000 pre-split) shares of common stock to a former officer and directors on June 29, 2007 and August 6, 2007 for total proceeds of $6,000, which shares were returned to treasury and canceled in September 2010.

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

Additionally, we issued 1,199,500 and 225,000 shares as payment to certain vendors for services during the years ended June 30, 2012 and 2011, respectively.

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

Contractual Obligations

Beginning June 1, 2009, we leased office space from our former President under a non-cancelable operating lease for 670 Euros per month (approximately $960 USD per month based on historical rates).  The lease expired on May 31, 2010, and converted to a month to month basis on June 1, 2010; we continued the month to month rental from June 2010 through August 2010, when our former President resigned and we closed this office.  In January 2011 we rented office space in Canada on a month to month basis for approximately $800 CAD per month (approximately $807 USD based on historical rates); beginning in February 2011 we took on more rental space within the office and began paying approximately $1,860 CAD per month (approximately $1,900 USD based on historical rates). Rent expense was $11,591 and $11,270 for the years ended June 30, 2011 and 2010, respectively.  For the year ended June 30, 2011 our current President advanced funds for rent totaling $9,868; this amount was included in the balance owed to him classified under shareholder advances.

In June 2011, the Company entered into an agreement with Nova Genisis Ltd. for it to create product molds for certain types of baby bottles for $52,026.  The agreement called for the Company to make a prepaid deposit of $25,000, which the Company paid on June 9, 2011. In September 2011, we entered into an additional agreement for additional product molds for $40,290. The molds were completed in the beginning of October, and put into service on December 1, 2011, and have begun to amortize these over the useful life of three years, in accordance with our intangible assets policy. As of June 30, we have fully paid for the molds.

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we have fully pre-paid this commitment. In the year ended June 30, 2012, we purchased an additional $119,372 of inventory from the same 3rd party supplier; we have fully paid for all the product shipments.  As of June 30, 2012, we found that we had defective and substandard products, we have checked our inventory and have destroyed and disposed of the unusable inventory and recorded an inventory loss of $110,397 which is reflected in our statement of operations.

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

As of June 30, 2012 and 2011, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8 - FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets, for the years ended June 30, 2012 and 2011	F-2

Consolidated Statements of Operations for the years ended June 30, 2012 and 2011, and cumulative
	during development stage from February 22, 2007 (inception) through June 30, 2012	F-3

Consolidated Statements of Stockholders' (Deficit) for the period from
	February 22, 2007 (inception) through June 30, 2012	F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011, and cumulative
	during development stage from February 22, 2007 (inception) through June 30, 2012	F-7

	Notes to Financial Statements	F-9

Board of Directors
Reliabrand, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the consolidated balance sheets of Reliabrand Inc. (formerly A&J Venture Capital, Inc.) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended and the cumulative period from February 22, 2007 (date of inception) to June 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit over its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliabrand Inc. (formerly A&J Venture Capital, Inc.) as of June 30, 2012 and 2011, the results of operations, stockholders’ equity and its cash flows for the each of the years then ended  and the cumulative period from February 22, 2007 (date of inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has earned $13,600 in revenue since inception and has an accumulated deficit $1,364,775, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
Farber Hass Hurley LLP
September 28, 2012
Granada Hills, CA

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$27,247	$29,873
Inventory	171,505	9,421
Note receivable - related party
(including accrued interest of $2,722 - June 30, 2011) (Note 4)	-	65,136
Deposits - utilities	4,292	1,456
Prepaid expenses (Note 5)	48,506	34,554

TOTAL CURRENT ASSETS	251,550	140,440

OTHER ASSETS
Property and equipment, net (Note 6)	28,796	2,642
Intellectual and product properties (Note 7)	143,828	139,485
Patents, net of amortization of $70,273 (Note 7)	1,303,348	1,363,581
Product molds, net of amortization of $18,974 (Note 7)	78,608	5,266

TOTAL OTHER ASSETS	1,554,580	1,510,974

Total Assets	$1,806,130	$1,651,414

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$52,230	$24,044
Accounts payable - related party	12,290	55,000
Accrued taxes payable	174	-
Note Payable to shareholder
(including accrued interest of $-0-) (Note 8)	95,254	-
Shareholder advances	-	98,766
Accrued liabilities - related party	5,385	-

TOTAL CURRENT LIABILITIES	165,333	177,810

STOCKHOLDERS' EQUITY

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
June 30, 2012 and 2011	1	1

Common stock, par value $.0001, 100,000,000 shares authorized,
59,677,000 issued and outstanding - June 30, 2012
59,122,500 issued and outstanding - June 30, 2011	5,968	5,912
Paid in Capital	2,148,338	2,009,764
Subscription receivable	(2,440)	-
Common Stock Subscribed	853,705
(Deficit) accumulated during the development stage	(1,364,775)	(542,073)

Total Stockholders' Equity	1,640,797	1,473,604

Total Liabilities and Stockholders' Equity	$1,806,130	$1,651,414

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			from
			February 22, 2007
	For the years ended		(Inception)
	June 30,		to
	2012	2011	June 30, 2012

REVENUES	$13,600	$-	$13,600

COST OF GOODS	19,817	-	19,817

GROSS LOSS	(6,217)	-	(6,217)

EXPENSES

Amortization and Depreciation	62,019	30,294	112,098
Accounting, Audit, and Legal fees	128,976	108,210	292,417
Consulting fees	53,551	-	143,051
Consulting fees - related parties	216,736	99,004	346,740
Rent expense	44,538	11,591	75,473
General and administrative	121,539	31,769	195,827
Consulting contract benefits - related party	6,882	-	6,882
Inventory impairment	110,397	3,881	114,278
Loss on bad debt	68,491	-	68,491

Total expenses	813,129	284,749	1,355,257

NET OPERATING (LOSS)	(819,346)	(284,749)	(1,361,474)

OTHER INCOME (EXPENSE)
Interest Income	3,355	559	3,914
Interest Expense	(6,711)	-	(7,215)

NET (LOSS)	$(822,702)	$(284,190)	$(1,364,775)

NET (LOSS) PER SHARE - BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	59,578,165	37,752,500

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

								(Deficit)
								Accumulated
							Common Stock	During the
	Preferred Stock		Common Stock		Paid-in	Subscription		Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	Stage	Total
Balances, at inception	-	$-	-	$-	$-	$-	$-	$-	$-

Shares issued for cash at $0.000333 per share on June 2007	-	-	150,000	15	4,985				5,000

Net (loss) for the period								(10,611)	(10,611)
Balances, June 30, 2007	-	-	150,000	15	4,985	-	-	(10,611)	(5,611)

Shares issued for cash at $0.000333 per share on August 1, 2007	-	-	30,000	3	997				1,000

Shares issued for cash in a private placement at $0.000333 per share on August 1, 2007, net of offering costs	-	-	135,000	14	29,180				29,193

Related party debt contributed to capital					15,228				15,228

Net (loss) for the year								(45,117)	(45,117)
Balances, June 30, 2008	-	-	315,000	32	50,390	-	-	(55,728)	(5,307)

Related party debt contributed to capital					19,790				19,790

Net (loss) for the year								(19,121)	(19,121)
Balances, June 30, 2009	-	-	315,000	32	70,179	-	-	(74,849)	(4,638)

Shares issued for investor relations services at $0.07 per share on January 6, 2010	-	-	12,500	1	87,499				87,500

Preferred Shares Series A issued for consulting services at $1.00 per share on March 1, 2010	100	1	-	-	9,999				10,000

Shares issued for cash in a private placement at $0.002 per share on May 25, 2010, net of offering costs	-	-	17,750,000	1,775	33,725				35,500

Net (loss) for the year								(183,034)	(183,034)
Balances, June 30, 2010	100	1	18,077,500	1,808	201,402	-	-	(257,883)	(54,672)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shareholder debt contributed to capital in exchange for business contracts on September 20, 2010					95,312				95,312

Preferred Shares Series A returned and cancelled on September 20, 2010	(100)	(1)	-	-	1				(0)

Common Shares returned and cancelled on September 30, 2010	-	-	(180,000)	(18)	18				-

Shares issued for payment for account payable invoices at $0.002 per share on September 30, 2010	-	-	7,500,000	750	14,250				15,000

Shares issued for payment to our director and officer for agreeing to serve at $0.002 per share on September 30, 2010	-	-	7,500,000	750	14,250				15,000

Shares issued for payment for account payable invoices at $0.10 per share on March 3, 2011	-	-	200,000	20	19,980				20,000

Shares issued for payment for account payable invoices at $0.10 per share on March 22, 2011	-	-	25,000	2	2,498				2,500

Shares issued for payment for asset purchase agreement at $0.0483 per share on April 26, 2011	-	-	35,000,000	3,500	1,661,154				1,664,654

Share conversion of common stock to preferred stock on May 2, 2011	10,000	1	(9,000,000)	(900)	899				-

Net (loss) for the year								(284,190)	(284,190)
Balances, June 30, 2011	10,000	1	59,122,500	5,912	2,009,764	-	-	(542,073)	1,473,604

Shares issued for cash in a private placement at $0.25 per share on August 8, 2011, net of offering costs	-	-	100,000	10	24,990				25,000

Shares issued for cash in a private placement at $0.25 per share on August 16, 2011, net of offering costs	-	-	20,000	2	4,998				5,000

Shares issued for payment for account payable invoice at $0.25 per share on August 31, 2011	-	-	2,000	1	504				505

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for Website design and maintenance services at $0.25 per share on August 25, 2011	-	-	62,500	6	15,619				15,625

Shares issued for cash in a private placement at $0.25 per share on September 12, 2011, net of offering costs	-	-	208,000	21	51,979				52,000

Shares issued for cash in a private placement at $0.25 per share on September 14, 2011, net of offering costs	-	-	80,000	8	19,992				20,000

Shares issued for cash in a private placement at $0.25 per share on September 19, 2011, net of offering costs	-	-	12,000	1	2,999				3,000

Shares issued for cash in a private placement at $0.25 per share on September 21, 2011, net of offering costs	-	-	60,000	6	14,994				15,000

Shares issued for payment for account payable invoices at $0.25 per share on September 22, 2011	-	-	10,000	1	2,499				2,500

Shares subscribed for payment, 50,000 shares at $0.0483 per share on March 16, 2012	-	-	-	-	-		3,705		3,705

Shares subscribed for payment, 550,000 shares at $0.10 per share on April 2, 2012	-	-	-	-	-		55,000		55,000

Shares subscribed for payment, 2,500,000 shares at $0.10 per share on May 9, 2012	-	-	-	-	-	(2,440)	250,000		247,560

Shares subscribed for operations consulting agreement, 1,000,000 shares at $0.04 per share on May 17, 2012	-	-	-	-	-		40,000		40,000

Shares subscribed for payment of account payable invoices, 125,000 shares at $0.04 per share on May 17, 2012	-	-	-	-	-		5,000		5,000

Shares subscribed for payment of notes payable loans, 12,500,000 shares at $0.04 per share on May 17, 2012	-	-	-	-	-		500,000		500,000

Net (loss) for the year								(822,702)	(822,702)
Balances, June 30, 2012 (unaudited)	10,000	$1	59,677,000	$5,968	$2,148,338	$(2,440)	$853,705	$(1,364,775)	$1,640,797

The accompanying notes are an integral part of these financial statements

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 22, 2007
	For the years ended		(Inception)
	June 30,		to
	2012	2011	June 30, 2012

OPERATING ACTIVITIES
Net (loss)	$(822,702)	$(284,190)	$(1,364,775)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	40,000	52,500	190,000
Depreciation and amortization	80,993	30,294	131,121
Inventory impairment	110,397	3,881	114,278
Bad debt expense	68,491	-	68,491
Changes in operating assets and liabilities:
Accrued interest - notes receivable	(3,355)	-	(3,355)
Accounts payable	89,532	(1,204)	90,740
Accounts payable - related party	-	55,000	60,707
Prepaid expenses	(16,787)	(28,510)	(92,797)
Inventory	(162,084)	(3,421)	(165,505)
Accrued liabilities	5,559	-	5,559
Accrued interest - notes payable	1,363	(559)	804

NET CASH (USED BY) OPERATING ACTIVITIES	(718,990)	(176,209)	(1,075,129)

INVESTING ACTIVITIES
Cash received from the BC Ltd. asset acquisition	3,705	100,000	103,705
Purchase of property and equipment	(14,814)	(2,682)	(19,118)
Increase in capitalized patent costs	(4,343)	-	(4,343)
Increase in product molds	(92,316)	(7,141)	(99,457)

NET CASH (USED BY) INVESTING ACTIVITIES	(107,768)	90,177	(19,213)

FINANCING ACTIVITIES
Proceeds from sale of common stock	422,562	-	493,255
Proceeds from shareholder advances	77,808	114,212	322,481
Proceeds from notes payable	343,890	-	343,890
Repayment of shareholder advances	(20,128)	(17,909)	(38,037)

NET CASH PROVIDED BY FINANCING ACTIVITIES	824,132	96,303	1,121,589

NET INCREASE (DECREASE) IN CASH	(2,626)	10,271	27,247

CASH, BEGINNING OF PERIOD	29,873	19,602	-

CASH, END OF PERIOD	$27,247	$29,873	$27,247

CASH PAID FOR INTEREST	$5,278	$-	$5,278

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Past president's debt contributed to capital
Shareholder advances on behalf of company	$-	$95,312	$131,903
Property and equipment net of depreciation exchanged for debt	-	-	(1,573)
Account payable - related party contributed to capital	-	(537)	(537)
Shareholder's debt contributed to capital	-	(94,775)	(129,793)
	$-	$-	$-

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

B.C. Ltd asset acquisition
Fair value of assets acquired	$-	$1,585,688	$1,585,688
Less liabilities assumed	-	(21,034)	(21,034)
Net assets acquired	-	1,564,654	1,564,654
Less shares issued	(3,705)	(1,664,654)	(1,668,359)
Net cash acquired	$(3,705)	$(100,000)	$(103,705)

Shares issued for website development
Website development	$(13,125)	$-	$(13,125)
Common stock issued	13,125	-	13,125
	$-	$-	$-
Debt Converted to Common Stock Subscribed
Accounts payable	$(5,000)	$-	$(5,000)
Accounts payable - related party	(93,555)	-	(93,555)
Notes payable	(248,636)	-	(248,636)
Accrued interest	(1,364)	-	(1,364)
Note Payable - shareholder	(156,445)	-	(156,445)
Common stock subscribed	505,000	-	505,000
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 1 – HISTORY, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

History, Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is in the development stage as defined in FASB ASC 915-10, “Development Stage Entities”. We are a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date, in the current year ended June 30, 2012, we have commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007.  The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions.  The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free (Note 5).  The Company intends to aggressively promote and market the bottles and accessories and plan to secure retail distribution outlets for the bottles. The Company’s year-end is June 30.

Business Composition

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents, and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296 owed by Watergeeks, Inc, a related party entity, to BC Ltd, resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.001, post-split

On March 16, 2012, we entered into a Share Purchase Agreement (the “agreement 2”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company to acquire the company through a share exchange. As noted above, we had already purchased all the assets and liabilities from the company in the above agreement. We decided to purchase the equity in BC Ltd because while we were beginning the process to transfer the patents and trademarks to our company name, we found the process to be very costly and very lengthy. Whereas if we acquired the BC Ltd as a wholly owned subsidiary we would own the patents and trademarks without completing the transfer process, which was most cost effective for our company with our limited cash reserves, and offered the quickest and most cost effective remedy to protect our interests and our shareholders assets. In exchange for the shares of stock of BC Ltd, we agreed to issue to the shareholders of BC Ltd 50,000 shares of our restricted common stock, as of June 30, 2012, these shares are pending to be issued, and were issued on September 11, 2012. We would also acquire the remaining cash of approximately $3,705 USD.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP).

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern.  However, during the years ended June 30, 2012 and 2011, the Company incurred a net loss of $822,702 and $284,190, respectively.  The Company has not earned any significant revenues since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required.  However, there can be no assurance that the Company will be successful in raising such additional funds.    The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible to cash to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the liability method required by ASC 740, “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  Tax returns are subject to examination by taxing authorities and returns for fiscal years 2007 – 2011 are still open.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments - continued

Use of Estimates in the Preparation of Consolidated financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates and assumptions.

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars; the foreign currency consolidated financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is immaterial to the consolidated financial statements.

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

The Company establishes the allowance for doubtful accounts using the specific identification method and may also provide a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. As of June 30, 2012 and 2011, we have analyzed our receivables and determined that we have reason to doubt the collection of our notes receivable, as such we have recorded a bad debt impairment in the current year of $68,491, including three notes receivable and the associated accrued interest.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Depreciation is based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized. Accelerated depreciation methods are generally used for income tax purposes.

Depreciation

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:

Office furniture and equipment         5 years

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of June 30, 2012, we did not have any such accrued expenses.

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

Shipping and Handling

Shipping and handling costs of $2,792 and zero for the years ended June 30, 2012 and 2011, respectively, are included in general and administrative expenses.

Advertising Costs

The Company expenses advertising costs when incurred. During the years ended June 30, 2012 and 2011, we had $51,710 and $3,104 in expenditures on advertising, respectively.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in ASC 350, "Intangibles—Goodwill and Other." ASC 350 requires that the Company not amortize goodwill and intangible assets with indefinite lives, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. The Company tests its goodwill and non-amortizable intangible assets for impairment on an annual basis at the end of its August fiscal month. ASC 350 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of the asset with its carrying amount, including goodwill. If the fair value an asset exceeds its carrying amount, goodwill is not considered impaired and the Company does not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. As of June 30, 2012 and 2011, the Company has not recognized any impairment associated with long lived assets.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

General Accounting Policy for Contingencies - continued

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

As of June 30, 2012 and 2011, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

Recently Issued Accounting Standards

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the consolidated financial statements of the Company, except for the following:

In July 2012, the FASB issued Accounting Standards Updated No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update permit the Company to assess qualitative factors when testing indefinite-lived intangible assets for impairment and, if based on that assessment, the Company determines that it is not more likely than not that the asset is impaired, the Company will have an option not to calculate the fair value of an indefinite-lived asset annually. These amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012. The adoption of the accounting principles in these updates did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement, which discusses the change in wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment aims to clarify the board's intent about the application of existing fair value measurement and disclosure requirements, including the explicit disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. In addition, this amendment changes a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including expanded disclosures about valuation processes used in Level 3 fair value measurements and their sensitivity to changes in unobservable inputs, and the categorization by level of the fair value hierarchy of items not measured at fair value in the statement of financial position but for which fair value is otherwise required to be disclosed. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial statements.

Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued (Note 14).

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012	June 30, 2011
Computer equipment	$4,054	$-
Website	15,257	-
Office furniture and equipment	11,310	2,682
	30,621	2,682
Less accumulated depreciation and amortization	(1,825)	(40)
	$28,796	$2,642

June 30, 2012
Product production molds	$97,582
Less accumulated amortization	(18,974)
$78,608

Depreciation was $1,785 and $40 for the years ended June 30, 2012 and 2011, respectively. The Company also recorded amortization of products molds expense for the year ended June 30, 2012 of $18,974 as reflected in cost of goods sold on the accompanying Statement of Operations.

Product Molds Agreement

In June 2011, the Company entered into an agreement with Nova Genisis Ltd. for it to create product molds for certain types of baby bottles for $52,026.  The agreement called for the Company to make a prepaid deposit of $25,000, which the Company paid on June 9, 2011. In September 2011, we entered into an additional agreement for additional product molds for $40,290. The molds were completed in the beginning of October, and put into service on December 1, 2011 (Note 3), and have begun to amortize these over the useful life of three years, in accordance with our intangible assets policy. As of June 30, we have fully paid for the molds.

NOTE 4 – INVENTORY

Purchase Commitment

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we have fully pre-paid this commitment. In the year ended June 30, 2012, we purchased an additional $119,372 of inventory from the same 3rd party supplier; we have fully paid for all the product shipments.  As of June 30, 2012, we found that we had defective and substandard products, we have checked our inventory and have destroyed and disposed of the unusable inventory and recorded an inventory loss of $110,397 which is reflected in our statement of operations.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 5 – NOTES RECEIVABLE – RELATED PARTY

On May 7, 2010, 0875505 BC Ltd. (“BC Ltd”) advanced $17,413 to Watergeeks Laboratories Inc. on a non-interest, non-collateralized, payable on demand basis.

On September 8, 2010, BC Ltd loaned Watergeeks Laboratories Inc. $15,000 under a note receivable bearing 8% per annum.  Principal and accrued interest were due in full on September 8, 2011, and was not paid in full as agreed. On January 16, 2012, we amended and extended this note, and it will be due and payable on December 31, 2012, and all other terms of the original loan agreement remain in force. In the years ended June 30, 2012 and 2011, we recorded a total of $1,220 and $603, respectively, in accrued interest. Total accrued interest on this note through June 30, 2012 was $2,203.

On October 6, 2010, BC Ltd loaned Watergeeks Laboratories, Inc. an additional $30,000 under a note receivable bearing 7% per annum.  Principal and accrued interest are due in full on October 6, 2011, and was not paid in full as agreed. On January 16, 2012, we amended and extended this note, and it will be due and payable on December 31, 2012, and all other terms of the original loan agreement remain in force. In the years ended June 30, 2012 and 2011, we recorded a total of $2,135 and $1,236, respectively, in accrued interest. Total accrued interest on this note through June 30, 2012 was $3,873.

As of June 30, 2012, we recorded bad debt impairment against all three of the above notes for a total of $68,491, including all principal and accrued interest due. Reliabrand acquired all three Watergeeks’ notes as part of the January 2011 Asset Purchase Agreement in Note 6.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2012:

Name	Description	Amount
Thumbprint	Technical support fees for future periods	$2,500
MacQuarie Premium Funding	Prepayment for commercial insurance	1,938
Schwed, McGinley & Kahle	Legal fee retainer	5,350
Nova Genisis	Prepayment for product molds production	21,510
Nova Genisis	Prepayment for product production	17,208
	Total	$48,506

Prepaid expenses consisted of the following at June 30, 2011:

Name	Description	Amount
McDowell Odom Law Firm	Prepayment retainer for legal fees	$9,554
Nova Genisis	Prepayment for product molds production	25,000
	Total	$34,554

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 7 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	June 30, 2012	June 30, 2011
Adiri patents	$1,014,246	$1,014,246
Adiri trademarks	359,375	359,374
	1,373,621	1,373,620
Less accumulated amortization	(70,273)	(10,039)
	$1,303,348	$1,363,581

Plastic technology properties	$143,828	$139,485

The Company has recorded amortization of patents expense for the years ended June 30, 2012 and 2011 of $60,234 and $10,039, respectively.

On April 26, 2011, we closed the Asset Purchase Agreement (Note 5) whereby we acquired certain patents pertaining to our Adiri products from 0875505 BC Ltd. (BC Ltd), who purchased them from Adiri, Inc. (Adiri). As of the closing date of April 26, 2011, the book value of the patents acquired was $1,373,621 due to additional amortization of $20,078 for the period of January through April 2011.  In addition to the actual patents, we acquired a total of $43,069 in intellectual properties that was expended by BC Ltd.  related to the patents acquisition and maintenance fees; this amount was adjusted to be $32,344 upon the Company discovering that $10,725 was for fees that were for another company and billed in error to BC Ltd. The Company capitalized an additional $7,141 in legal fees related to the acquisition and maintenance of the patents.  Furthermore, the Company also assumed an executory contract with a plastics manufacturer under which BC Ltd. had already expended $100,000 in research and development.

As part of this purchase from BC Ltd, we acquired all right, title, interest, applications and registrations of all the Adiri-related trademarks and patents in the following jurisdictions:  Australia, Brazil, Canada, Chile, China, Columbia, the European Union, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, South Korea, Switzerland, Taiwan, and the United States.  There are four U.S. patents, one European (EP) patent application, and one Canadian patent covering Adiri’s unique breast shaped nipple (5,690,679, 5,993,479).  There are additional U.S. utility & design patent applications pending as well as a PCT application filed along with numerous International Registered Trademarks.

Patent costs are recorded at the cost to obtain the patent and are amortized on a straight-line basis over their remaining useful lives beginning with the date that the patent is secured by the Company.  The original patent useful life is 20 years from the date of issuance.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 8 – LOANS PAYABLE - SHAREHOLDER

On August 26, 2011 the Company borrowed CDN$200,000 from Gerry Dalen, one of Company’s shareholders, on a collateralized demand note bearing 4% interest per annum which matures on August 31, 2012. The interest is payable monthly until the maturity of the note. In connection with this note, the Company agreed to restrictive covenants on substantially all of its assets to maintain them free of indebtedness or liens, and that we will maintain our corporate status. On February 27, 2012, we entered into an extension of the above loan agreement, all terms and conditions remain in full force, the only change is the maturity date was extended from the original date of February 28, and extended to August 31, 2012.

On March 1, 2012 the Company borrowed CDN$150,000 from Gerry Dalen, one of Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013.

On May 17, 2012, we resolved to convert a total of $250,000 of the above combined debts and accrued interest owed to Gerry Dalen into shares of our restricted common stock at $0.04 per share, as of June 30, 2012, this conversion is reflected in common stock subscribed on our consolidated balance sheet.

As of June 30, 2012, the loans payable balance comprised of:

June 30,
Description	2012
Uncollateralized demand note to a related entity bearing no interest per annum which matures on February 28, 2013.	$95,254
Less current liabilities	95,254
Total long term liabilities	$-0-

The Company owed zero in accrued interest for the above note as of June 30, 2012.  For the year ended June 30, 2012, the Company accrued $6,642 in interest expense, and paid $5,278 in cash for accrued interest, and converted $1,364 into shares of our common stock as described above.

Future maturity of our notes payable is presented in the table below:

For the year ended June 30, 2013
$ 95,254

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On April 1, 2011 the Company entered into a consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $500 CAD per week.  The agreement was be in effect for a period of nine months, ending on December 31, 2011, and was not renewed.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence. For the year ended June 30, 2012, we recorded $20,226 in consulting fees – related party expense in connection with this contract.

On May 1, 2012 the Company entered into a new consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the year ended June 30, 2012, we recorded $17,083 in consulting fees – related party expense in connection with this contract. As of June 30, 2012, we owed $1,757 which is included in accounts payable - related party.

On May 1, 2012 the Company entered into a consulting agreement with Kyle Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the year ended June 30, 2012, we recorded $17,083 in consulting fees – related party expense in connection with this contract. In addition to the fees associated with this agreement, we also recorded consulting fees – related party of $22,006, for services rendered prior to this agreement. As of June 30, 2012, we owed $1,757 which is included in accounts payable - related party.

On May 1, 2012 the Company entered into a new consulting agreement with Anthony Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the year ended June 30, 2012, we recorded $19,304 in consulting fees – related party expense in connection with this contract. As of June 30, 2012, we owed $1,757 which is included in accounts payable - related party.

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he will also receive a 3.00% royalty on all gross sales of the Company. For the year ended June 30, 2012, we recorded $120,000 in consulting fees expense in connection with this contract. As of June 30, 2012, we owe $7,019 which is included in accounts payable - related party.

Shareholder advances

In the twelve month period ended June 30, 2012, our current President paid operating bills on behalf of the Company totaling $77,808, and was repaid $20,128 in cash, and as of June 30, 2012, he is owed zero. On May 17, 2012, we agreed to convert $156,445 of advances owed to him for shares of our restricted common stock, and is included in Common Stock subscribed.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 9 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Related party transactions - continued

Operating Leases

In January 2011, the Company rented office space in Canada from a related party, Design Mode Studios, a company owned by a son of our Company’s President, on a month to month basis for approximately $800 CAD per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,860 CAD per month. Rent expense was $22,235 and $11,591 for the years ended June 30, 2012 and 2011, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Warehouse lease
On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on October 5, 2011 requires monthly payment of CDN $2,500 plus related taxes and a CDN $2,500 security deposit. Rent expense was $22,194 for the year ended June 30, 2012.

Consulting agreement

On May 16, 2012 the Company entered into a consulting agreement with Colleen Preksto, an unrelated individual, for her consulting services to perform the duties Chief operating Officer (COO) at a rate of $100,000 USD per annum for the first year, after the first year the base compensation will not be less than $120,000 per year.  The agreement will be in effect for a period of twenty-four months, ending on April 30, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. She also received a signing bonus of 1,000,000 shares of our restricted common stock valued at $40,000. For the year ended June 30, 2012, we recorded $50,000 in total consulting fees expense in connection with this contract.

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 11 – STOCKHOLDER’S EQUITY - continued

Stock Shares – Authorized - continued

There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the years ended June 30, 2012 and June 30, 2011, there were 59,677,000 and 59,122,500 shares of our common stock issued and outstanding, respectively. As of the years ended June 30, 2012 and 2011, there were 10,000 shares of our preferred stock issued and outstanding.

Increase of authorized common stock shares

On April 26, 2012, The Company increased its authorized shares of common stock from 100,000,000 to 150,000,000.

Common Shares – Issued and Outstanding

In the year ended June 30, 2012, we closed several private placements for an aggregate total of $120,000, or 480,000 units consisting of one share of our common stock and one share common stock warrant to purchase shares of our common stock, with a purchase price of $0.25 per share and an expiration date, for the warrants, of two years from the closing.

Private Placement Closed and Opened

On March 22, 2012, we closed our previously approved private placement offering at $.25 per unit, which is one share of our restricted common stock and one share purchase warrants to purchase additional shares of our restricted common stock.

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 11 – STOCKHOLDER’S EQUITY - continued

Stock Based Compensation - continued

On March 22, 2011, we issued 25,000 restricted shares of our common stock for payment of debt owed to our outside accountant for services performed between January and March 2011, in the amount of $2,500.

On August 31, 2011, the Company issued 2,000 restricted shares of our common stock for payment of debt owed to a legal counsel for services performed on the note payable (Note 8), in the amount of $505.

On September 22, 2011, the same legal counsel converted $2,500 in accounts payable owed to them to 10,000 restricted shares of our common stock and 10,000 stock warrants to purchase shares of our common stock at $0.25 per share, and will expire two years from the date on granting.

On August 25, 2011, the Company issued 62,500 restricted shares of our common stock for payment of website design and maintenance services performed by an unrelated third party in the amount of $15,625. The value of the maintenance services was $2,500 and was amortized over the six month contract period with that vendor. The value allocated to the website design is capitalized and amortized over a three year period (Note 6).

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

A summary of the common stock warrants, exercise price of $0.25, granted during the period ended June 30, 2012 is presented below:

Number of Warrants
Balance at July 1, 2011	-
Granted	490,000
Exercised	-
Forfeited or Expired	-
Balance at June 30, 2012	490,000
Exercisable at June 30, 2012	490,000

Common stock subscribed

On March 16, 2012, we agreed to issue 50,000 shares of our restricted common stock at $0.05 per share for total net value of $3,705. For payment for the share exchange agreement with BC Ltd. dated March 16, 2012 (Note 1). These shares have been issued on September 17, 2012.

On April 2, 2012, we accepted a subscription agreement from an unrelated individual for 550,000 shares of our restricted common stock at $0.10 per share for total net proceeds of $55,000. These shares have been issued on September 17, 2012.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 11 – STOCKHOLDER’S EQUITY - continued

Common stock subscribed - continued

On May 9, 2012, we accepted a subscription agreement from an unrelated individual for 2,500,000 shares of our restricted common stock at $0.10 per share for total net proceeds of $250,000, and also recorded a subscription receivable for $2,440, for a net of $247,560. These shares have been issued on September 17, 2012.

On May 17, 2012, we agreed to issue 1,000,000 shares of our restricted common stock in payment of a signing bonus to our Chief Operating officer at $0.04 per share for total net value of $40,000. These shares have been issued on July 16, 2012.

On May 17, 2012, we agreed to issue 125,000 shares of our restricted common stock in payment of accounts payables invoices to our legal counsel at $0.04 per share for total net value of $5,000. These shares have been issued on July 16, 2012.

On May 17, 2012, we agreed to issue 12,500,000 shares of our restricted common stock in payment of two notes payables to Gerry Dalen (Note 8), and payment of advances made by our President, and accounts payables owed to him at $0.04 per share for total net value of $500,000. These shares have been issued on July 16, 2012.

NOTE 12 – INCOME TAXES

The net operating loss carryforward is the only component of deferred tax assets for income tax purposes as of June 30, 2012, of approximately $414,154 which was reduced to zero after considering the valuation allowance of $414,154, since there is no assurance of future taxable income.

The net operating loss carryforward as of June 30, 2012 expires as follows:

Expiring Year	Amount
2027	$ 10,611
2028	45,117
2029	19,121
2030	183,034
2031	284,126
2032	820,203
Total	$ 1,362,212

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 12 – INCOME TAXES – continued

The following is an analysis of deferred tax assets as of June 30, 2012 and 2011:
		Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at June 30, 2010	$38,682	$(38,682)	$-0-

Additions for the year	96,603	(96,603)	-0-

Deferred tax assets at June 30, 2011	$138,285	$(138,285)	$-0-

Additions for the year	278,869	(278,869)	-0-

Deferred tax assets at June 30, 2012	$414,154	$(414,154)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended June 30:

	2011		2011
Expected income tax (benefit) at
Federal statutory tax rate -34%		$(279,719)		$(96,625)
Permanent differences		850		22
Valuation allowance		278,869		96,603
Income tax expense	$	- 0 -	$	- 0 -

We currently have four years of tax returns that are subject to examination, including the fiscal years ended June 30, 2011, 2010, 2009, and 2008, based on their filing dates by taxing authorities. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

NOTE 13 – LEGAL MATTERS

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

RELIABRAND, INC.
(FORMERLY A & J VENTURE CAPITAL GROUP, INC.)
 (A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

NOTE 13 – LEGAL MATTERS - continued

Pending legal action - continued

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

NOTE 14 – SUBSEQUENT EVENTS (unaudited)

Private placement

On July 20, 2012, we closed several private placements for an aggregate total of $36,000, or 360,000 shares of our restricted common stock, with a purchase price of $0.10 per share. These shares were issued on September 17, 2012.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

none

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012. In making its assessment of internal control over financial reporting, management used the criteria in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the year ended June 30, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Title
Antal Markus	55	Director, CEO and CFO

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended June 30, 2012, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

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

Compensation of Directors

.The Company does not have a policy in effect to pay compensation to its directors for serving as a director.  The shares issued to our director, Antal Markus, for his agreement to serve on the Board, was an isolated event.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended June 30, 2012. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on June 30, 2012.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended June 30, 2012, or (ii) since the end of our most recent fiscal year on June 30, 2012.

Outstanding Stock Options

None of our directors or officers held any options to purchase any shares of our common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on June 30, 2012 (after giving effect to the above transaction) based on 76,402,000 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Antal Markus (1) 430 Banks Road Suite 100 Kelowna BC V1X 6A3	18,607,500	31.18%

Common Stock	0875505 BC Ltd. 1659 Lindsay Drive Kelowna, BC, Canada V1V 2P7	35,000,000	58.65%

Common Stock	Directors and Officers	18,607,500	31.18%

(1)	Officer, director. Of the shares noted, 360,000 shares are owned by Mr. Markus’ wife.

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

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 1, 2011, we entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month. The terms of the consulting agreement also call for the Company to provide health insurance, vacation, a company credit card, and reimbursement for all reasonable business expenses incurred by him in the performance of his duties.  The agreement will be in effect for a five year period ending on May 1, 2016 and is renewable after that period; however, the Company has the option to cancel with or without “cause”.  To cancel with “cause” means that there is a breach of fiduciary duties or felonious conduct, and under the agreement the Company may terminate the contract with a 90 day notice. To cancel without “cause”, the Company would be liable for a lump sum payment equal to the balance of the consulting fees remaining under the current year’s consultant agreement. For the year ended June 30, 2012, we recorded $120,000 in consulting fees expense in connection with this contract. As of June 30, 2012, $107,710of the expense had been paid and $12,290 is still owed and is included in accounts payable - related party.

On May 1, 2012, the Company entered into consulting agreements with Brent Markus, Kyle Markus and Anthony Markus, sons of our current President, for their consulting services at a rate of $43,000 USD annually.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is renewable.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence.

On September 18, 2010 we entered in a binding letter of agreement with our former President to let him retain the active business contacts, contracts and assets of the Company’s present business plan in exchange for his returning 100 shares of series “A” preferred stock he was issued in January 2010 for cancellation and 180,000 shares of common stock for cancellation. As part of this agreement, our previous President contributed outstanding debt owed to him of $95,312 including advances of $94,775 and $537 in accounts payable – related party.  The Company has canceled the 100 Series A Preferred Stock and 180,000 shares of common stock that were issued.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE - continued

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2012 and June 30, 2011 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2012	Fiscal year ended June 30, 2011
Audit fees (1)	$25,000	$34,000
Audit-related fees (2)	14,500	19,300
Tax fees (3)	1,000	1,000
All other fees (4)		-
Total fees	$40,500	$54,300

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

PART IV

ITEM 15 - EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10K:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	By-Laws

3.3(2)	Certificate of Amendment, as filed with the Nevada Secretary of State

3.3(3)	Certificate of Amendment, as filed with the Nevada Secretary of State

10.1(4)	Asset Purchase Agreement

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

ITEM 15 - EXHIBITS - continued

32.1		Section 906 Certification of Chief Executive Officer

32.2		Section 906 Certification of Chief Financial Officer

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on October 2, 2007.

(2)	Filed as an exhibit to our Form 8-K filed with Commission on June 6, 2008.

(3)	Filed as an exhibit to our Form 8-K with the Commission on March 4, 2011

(4)	Filed as an exhibit to our form 8-K filed with the Commission on January 26, 2011

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Kelowna, British Columbia, on September 28, 2012.

RELIABRAND INC.

By:	/s/ Antal Markus
Antal Markus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2012.

By:	/s/ Antal Markus
Antal Markus
Director, Chief Executive Officer
Chief Financial Officer (Principal Financial
Officer), Treasurer, Principal Accounting Officer, Secretary