Form 10-K/A
period 2012-06-30
RELIABRAND INC.
filed 2012-10-11
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Reliabrand Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on October 1, 2012 (the “Form 10-K”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

ITEM 15 - EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10K:

Exhibit
Number		Description of Exhibit

3.1(1)		Articles of Incorporation

3.2(1)		By-Laws

3.3(2)		Certificate of Amendment, as filed with the Nevada Secretary of State

3.3(3)		Certificate of Amendment, as filed with the Nevada Secretary of State

10.1(4)		Asset Purchase Agreement

31.1	*	Section 302 Certification of Chief Executive Officer

31.2	*	Section 302 Certification of Chief Financial Officer

32.1	*	Section 906 Certification of Chief Executive Officer

32.2	*	Section 906 Certification of Chief Financial Officer

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on October 2, 2007.

(2)	Filed as an exhibit to our Form 8-K filed with Commission on June 6, 2008.

(3)	Filed as an exhibit to our Form 8-K with the Commission on March 4, 2011

(4)	Filed as an exhibit to our form 8-K filed with the Commission on January 26, 2011

*These exhibits were previously filed as exhibits to Reliabrand Inc.’s Annual Report for the Fiscal Year Ended June 30, 2012, filed with the Securities and Exchange Commission on October 1, 2012.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Kelowna, British Columbia, on October 11, 2012.

RELIABRAND INC.

By:	/s/ Antal Markus
Antal Markus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 11, 2012.

By:	/s/ Antal Markus
Antal Markus
Director, Chief Executive Officer
Chief Financial Officer (Principal Financial
Officer), Treasurer, Principal Accounting Officer, Secretary