Form 10-Q
period 2012-09-30
RELIABRAND INC.
filed 2012-11-14
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-54300

RELIABRAND INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-3260541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

430 Banks Road Suite 100, Kelowna, BC Canada	V1X 6A3
(Address of principal executive offices)	(Zip code)

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

As of November 4, 2012, 78,916,503 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION	3

ITEM 1	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, cumulative during development stage from February 22, 2007 (inception) through September 30, 2012	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and cumulative during development stage from February 22, 2007 (inception) through September 30, 2012
		5 - 6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4T	Controls and Procedures	23

PART II	OTHER INFORMATION	24

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 6	Exhibits	24

SIGNATURE		25

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RELIABRAND, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$71,473	$27,247
Inventory	216,319	171,505
Deposits - utilities	4,292	4,292
Prepaid expenses (Note 5)	64,192	48,506

TOTAL CURRENT ASSETS	356,276	251,550

OTHER ASSETS
Property and equipment, net (Note 6)	27,360	28,796
Intellectual and product properties (Note 7)	100,000	143,828
Patents, net of amortization of $89,555 (Note 7)	1,327,894	1,303,348
Product molds, net of amortization of $27,106 (Note 7)	77,476	78,608

TOTAL OTHER ASSETS	1,532,730	1,554,580

Total Assets	$1,889,006	$1,806,130

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$79,325	$52,230
Accounts payable - related party	-	12,290
Accrued taxes payable	231	174
Note Payable to shareholder (Note 8)	95,254	95,254
Royalties payable - related party	2,399	-
Accrued liabilities - related party	6,538	5,385

TOTAL CURRENT LIABILITIES	183,747	165,333

STOCKHOLDERS' EQUITY

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
September 30, 2012 and June 30, 2012	1	1

Common stock, par value $.0001, 100,000,000 shares authorized,
78,916,500 issued and outstanding - September 30, 2012
59,677,500 issued and outstanding - June 30, 2012	7,892	5,968
Paid in Capital	3,251,566	2,148,338
Subscription receivable	(2,253)	(2,440)
Stock due from shareholder	(12,500)	-
Common Stock Subscribed	98,500	853,705
(Deficit) accumulated during the development stage	(1,637,947)	(1,364,775)

Total Stockholders' Equity	1,705,259	1,640,797

Total Liabilities and Stockholders' Equity	$1,889,006	$1,806,130

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2012	2011	September 30, 2012

REVENUES	$10,684	$-	$24,284

COST OF GOODS	16,617	-	36,434

GROSS LOSS	(5,933)	-	(12,150)

EXPENSES

Amortization and Depreciation	20,718	15,426	132,816
Accounting, Audit, and Legal fees	58,183	42,199	350,600
Consulting fees	39,419	3,443	182,470
Consulting fees - related parties	71,722	43,807	418,462
Rent expense	14,293	5,634	89,766
Selling, general and administrative	61,750	17,527	257,577
Consulting contract benefits - related party	1,154	1,923	8,036
Inventory impairment	-	-	114,278
Loss on bad debt	-	-	68,491

Total expenses	267,239	129,959	1,622,496

NET OPERATING (LOSS)	(273,172)	(129,959)	(1,634,646)

OTHER INCOME (EXPENSE)
Interest Income	-	843	3,914
Interest Expense	-	(667)	(7,215)

NET (LOSS)	$(273,172)	$(129,783)	$(1,637,947)

NET (LOSS) PER SHARE - BASIC	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	74,190,000	59,277,783

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2012	2011	September 30, 2012

OPERATING ACTIVITIES
Net (loss)	$(273,172)	$(129,783)	$(1,637,947)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	3,000	5,504	193,000
Depreciation and amortization	28,850	15,426	159,971
Inventory impairment	-	-	(106,516)
Bad debt expense	-	-	68,491
Changes in operating assets and liabilities:
Accounts receivable	-	(3,929)	-
Accrued interest - notes receivable	-	(843)	(3,355)
Accounts payable	27,094	11,549	117,834
Accounts payable - related party	(12,290)	24,494	48,417
Prepaid expenses	(15,686)	5,280	(108,483)
Inventory	(44,814)	-	(99,922)
Accrued liabilities	3,609	1,923	9,168
Accrued interest - notes payable	-	642	804

NET CASH (USED BY) OPERATING ACTIVITIES	(283,409)	(69,737)	(1,358,538)

INVESTING ACTIVITIES
Deposit in products and product molds	-	(196,154)	-
Cash received from the BC Ltd. asset acquisition	-	-	103,705
Purchase of property and equipment	-	(8,2222)	(19,118)
Increase in capitalized patent costs	-	(4,343)	(4,343)
Increase in intellectual properties	-	-)	-
Increase in product molds	(7,000)	-	(106,457)

NET CASH (USED BY) INVESTING ACTIVITIES	(7,000)	(208,719)	(26,213)

FINANCING ACTIVITIES
Proceeds from sale of common stock	334,635	120,000	827,890
Proceeds from shareholder advances	-	19,466	322,481
Proceeds from notes payable	-	192,480	343,890
Repayment of shareholder advances	-	(20,128)	(38,037)

NET CASH PROVIDED BY FINANCING ACTIVITIES	334,635	311,818	1,456,224

NET INCREASE (DECREASE) IN CASH	44,226	33,362	71,473

CASH, BEGINNING OF PERIOD	27,247	29,873	-

CASH, END OF PERIOD	$71,473	$63,235	$71,473

CASH PAID FOR INTEREST	$-	$-	$5,278

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Past president's debt contributed to capital
Shareholder advances on behalf of company	$-	$-	$131,903
Property and equipment net of depreciation exchanged for debt	-	-	(1,573)
Account payable - related party contributed to capital	-	-	(537)
Shareholder's debt contributed to capital	-	-	(129,793)
	$-	$-	$-

UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

			Cumulative
			from
			February 22, 2007
	For the three months ended		(Inception)
	September 30,		to
	2012	2011	September 30, 2012
B.C. Ltd asset acquisition
Fair value of assets acquired	$-	$-	$1,585,688
Less liabilities assumed	-	-	(21,034)
Net assets acquired	-	-	1,564,654
Less shares issued	-	-	(1,668,359)
Net cash acquired	$-	$-	$(103,705)

Shares issued for website development
Website development	$-	$(13,125)	$(13,125)
Common stock issued	-	13,125	13,125
	$-	$-	$-
Debt Converted to Common Stock Subscribed
Accounts payable	$-	$-	$(5,000)
Accounts payable - related party	-	-	(93,555)
Notes payable	-	-	(248,636)
Accrued interest	-	-	(1,364)
Note Payable - shareholder	-	-	(156,445)
Common stock subscribed	-	-	505,000
	$-	$-	$-
Shares issued for common stock subscribed
Common stock subscribed	$853,705	$-	$853,705
Common stock issued	(853,705)	-	(853,705)
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2012 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2012.

There have been no material changes to our significant accounting policies during the three months ended September 30, 2012, as compared to the significant accounting policies disclosed in our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is in the development stage as defined in FASB ASC 915-10, “Development Stage Entities”. We are a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date, in the previous fiscal year ended June 30, 2012, we had commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007. The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions. The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free. The Company intends to aggressively promote and market the bottles and accessories and plan to secure retail distribution outlets for the bottles. The Company’s filcal  year-end is June 30.

Business Composition

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents, and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296 owed by Watergeeks, Inc., a related party entity, to BC Ltd, resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.0001, post-split

On March 16, 2012, we entered into a Share Purchase Agreement (the “agreement 2”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company to acquire the company through a share exchange. As noted above, we had already purchased all the assets and liabilities from the company in the above agreement. We decided to purchase the equity in BC Ltd because while we were beginning the process to transfer the patents and trademarks to our company name, we found the process to be very costly and very lengthy. Whereas if we acquired the BC Ltd as a wholly owned subsidiary we would own the patents and trademarks without completing the transfer process, which was most cost effective for our company with our limited cash reserves, and offered the quickest and most cost effective remedy to protect our interests and our shareholders assets. In exchange for the shares of stock of BC Ltd, we agreed to issue to the shareholders of BC Ltd 50,000 shares of our restricted common stock. We also acquired the remaining cash of approximately $3,705 ($3,675CAD).

Liquidity

The Company anticipates that any revenue or income for fiscal year 2013 may be limited. The Company also expects to continue to incur substantial expenses relating to its marketing and sales efforts. As a result, the Company expects to incur losses over the next year unless it is able to realize additional revenues under any current or future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty. Accordingly, results of operations for any period may be unrelated to the results of operations for any other period.

The Company will likely need to raise and is pursuing additional funds through strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may be dilutive to shareholder interests. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product offerings, any of which could have a material adverse effect on its business. If the Company is not able to secure additional capital by the end of its fiscal year, it may be forced to terminate operations altogether in 2013.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

Basis of Consolidation

The consolidated financial statements include the accounts of Reliabrand, Inc. and its wholly owned subsidiary. Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Development Stage Company

We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting substantially all its efforts on developing the business and therefore qualifies as a DSE.

Foreign Currency Translation

The condensed consolidated interim financial statements are presented in United States dollars (USD). We have determined that  our functional currency is U.S. dollars; the foreign currency consolidated financial statements of our subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is immaterial to the consolidated financial statements.

Reclassifications

Certain amounts in the period ended September 30, 2011 financial statements have been reclassified to conform to the current period ended September 30, 2012 presentation.

Inventory

The only component of inventory is finished goods inventory.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of goods has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured. Thus, we generally recognize sales revenue when shipment of the purchased product has occurred. Cash payments received in advance are recorded as deferred revenue. We currently permits our customers to return or exchange defective products. We have analyzed our quality control procedures and feel that our main exposure is from damages in shipping. Accordingly we do not need to establish a reserve for returns at this time. We will continue to analyze this each period and implement one if the need arises.

Shipping and Handling

Shipping and handling costs of $918 and $838 for the period ended September 30, 2012 and 2011, respectively, are included in selling, general and administrative expenses.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of September 30, 2012 we have a working capital surplus of $175,529, and accumulated deficit of $1,638,947. During the period ended September 30, 2012 we had a net loss of $274,172 and cash used in operating activities of $283,409. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2012:

Name	Description	Amount
Thumbprint	Technical support fees for future periods	$2,500
MacQuarie Premium Funding	Prepayment for commercial insurance	1,938
Wasa Development	Prepayment of October 2012 rent	1,894
Space Holdings	Prepayment of October 2012 rent	3,416
Schwed, McGinley & Kahle	Legal fee retainer	5,350
Galt Hotel	Deposit on hotel rooms for trade show	4,047
The Portable Exhibit	Deposit on trade show booth	23,829
Nova Genisis	Prepayment for product molds production	21,218
	Total	$64,192

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 4 – PREPAID EXPENSES - continued

Prepaid expenses consisted of the following at June 30, 2012:

Name	Description	Amount
Thumbprint	Technical support fees for future periods	$2,500
MacQuarie Premium Funding	Prepayment for commercial insurance	1,938
Schwed, McGinley & Kahle	Legal fee retainer	5,350
Nova Genisis	Prepayment for product molds production	21,510
Nova Genisis	Prepayment for product production	17,208
	Total	$48,506

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2012	June 30, 2012
Computer equipment	$4,054	$4,054
Website	15,257	15,257
Office furniture and equipment	11,310	11,310
	30,621	30,621
Less accumulated depreciation and amortization	(3,261)	(1,825)
	$27,360	$28,796

	September 30, 2012	June 30, 2012
Product production molds	$104,582	$97,582
Less accumulated amortization	(27,106)	(18,974)
	$77,476	$78,608

Depreciation was $1,436 and $367 for the period ended September 30, 2012 and 2011, respectively. The Company also recorded amortization of products molds expense for the period ended September 30, 2012 of $8,132 as reflected in cost of goods sold on the accompanying Statement of Operations.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 6 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	September 30, 2012	June 30, 2012
Adiri patents	$1,014,246	$1,014,246
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	-
	1,417,449	1,373,621
Less accumulated amortization	(89,555)	(70,273)
	$1,327,894	$1,303,348

Plastic technology properties	$100,000	$100,000
Adiri patent legal fees	-	43,828
	$100,000	$143,828

The Company has recorded amortization of patents expense for the three month period ended September 30, 2012 and 2011 of $19,282 and $15,059, respectively.

NOTE 7 – LOANS PAYABLE - SHAREHOLDER

On August 26, 2011 the Company borrowed $203,523 (CDN$200,000) from Gerry Dalen, one of Company’s shareholders. In connection with the above note, the Company agreed to restrictive covenants on substantially all of its assets to maintain them free of indebtedness or liens, and that we will maintain our corporate status. On February 27, 2012, we entered into an extension of the above loan agreement, all terms and conditions remain in full force, the only change is the maturity date was extended from the original date of February 28, and extended to August 31, 2012. On May 17, 2012 the principal and interest of this note was converted to restricted shares of our common stock in its entirety.

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from Gerry Dalen, one of Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,166 USD of the above debt’s principal into shares of our restricted common stock at $0.04 per share. Interest was imputed at 3%.

The loan payable balance comprised of:

	September 30,	June 30,
Description	2012	2012
Uncollateralized demand note to a related entity bearing no interest per annum which matures on February 28, 2013.	$95,254	$95,254
Less current liabilities	95,254	95,254
Total long term liabilities	$-0-	$-0-

Future maturity of our notes payable is presented in the table below:

For the years ended June 30,
2013	$95,254

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a new consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended September 30, 2012, we recorded $11,545 in consulting fees – related party expense in connection with this contract. As of September 30, 2012, the Company accrued a total of $571 in royalties payable.

On May 1, 2012 the Company entered into a consulting agreement with Kyle Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended September 30, 2012, we recorded $11,545 in consulting fees – related party expense in connection with this contract. As of September 30, 2012, the Company accrued a total of $571 in royalties payable.

On May 1, 2012 the Company entered into a new consulting agreement with Anthony Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended September 30, 2012, we recorded $11,545 in consulting fees – related party expense in connection with this contract. As of September 30, 2012, the Company accrued a total of $571 in royalties payable.

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he will also receive a 3.00% royalty on all gross sales of the Company. For the period ended September 30, 2012, we recorded $30,000 in consulting fees – related party expense in connection with this contract. As of September 30, 2012, the Company accrued a total of $686 in royalties payable.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Office lease

In January 2011, the Company rented office space in Canada from a related party, Design Mode Studios, a company owned by a son of our Company’s President, on a month to month basis for approximately $798 ($800 CAD) per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,804 ($1,860 CAD) per month; beginning in May 2011, we began paying the owner of the building directly. Rent expense was $5,709 and $5,634 for the three months ended September 30, 2012 and 2011, respectively.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES - continued

Warehouse lease

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on October 5, 2011 requires monthly payment of $2,690 (CDN $2,500) plus related taxes and a $2,690 (CDN $2,500) security deposit. Rent expense was $8,584 and none for the three months ended September 30, 2012 and 2011.

Consulting agreement

On May 16, 2012 the Company entered into a consulting agreement with Colleen Preksto for her consulting services to perform the duties Chief Operating Officer (COO) at a rate of $100,000 USD per annum for the first year, after the first year the base compensation will not be less than $120,000 per year.  The agreement will be in effect for a period of twenty-four months, ending on April 30, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. She also received a signing bonus of 1,000,000 shares of our restricted common stock valued at $40,000. For the period ended September 30, 2012 and 2011, we recorded $24,999 and none, respectively, in total consulting fees expense in connection with this contract.

On July 24, 2012, the Company entered into a consulting agreement with Lee Fisher for his consulting services to perform public relations services at a rate of $2,000 USD per month for three months beginning August 1, 2012.  The agreement will be in effect for a period of three months ending on October 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a thirty day written notice. He also receives 15,000 shares of our restricted common stock for each month of service, or a total of 45,000 shares valued at $4,500. For the period ended September 30, 2012, we recorded $9,000, in total consulting fees expense in connection with this contract.

License and exclusive marketing agreement

On July 11, 2012, the Company entered into a License and Exclusive Marketing Agreement with Ideal Marketing Concepts, LLC (Ideal), an unrelated party. The Company granted Ideal an exclusive license to promote, advertise, market, sell and distribute the Company’s line of baby products, under the Adiri® brand, through commercials and over the Internet, in North America. The Agreement is for an initial four year term with automatic renewals for three additional two year periods if Ideal generates certain pre-determined sales of the Company’s products during the term of the Agreement.

Products sold through Ideal’s efforts will be sold to Ideal on a consignment basis. After the products are sold, Ideal shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated.

The Company also agreed to issue Ideal eight million (8,000,000) shares of our restricted common stock, issuable when certain milestones are completed. The Company agreed to issue three million (3,000,000) shares upon completion of the initial “short-form” commercial, and the remaining five million (5,000,000) shares when Ideal’s gross sales of our products reach $1,000,000. The Company also agreed to pay Ideal a five percent (5%) royalty on the Company’s sales outside of the Ideal network, this royalty shall continue to be payable to Ideal for a period of eight (8) years following any termination or expiration of the

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES - continued

License and exclusive marketing agreement - continued

agreement. The Company may terminate this agreement with a thirty (30) day notice prior to the end of the current term, or if sales level have not been met by Ideal; Ideal may terminate this agreement with a sixty (60) day notice at any time. The Company retains all rights to our intellectual properties, and has not transferred any interest to Ideal.

Cancellation of royalty agreements and correction of an error

On April 19, 2012, we cancelled two royalty agreements with two unrelated individuals in exchange for 125,000 shares of our restricted common stock valued at $12,500. The original royalty agreements were consideration for principal loans totaling $12,500 and were in force for five years from December 30, 2011, the effective date. The cancellation is effective retroactive to the effective date of the original agreement. On August 24, 2012, we issued 75,000 shares of the common stock and on October 1, 2012 we issued the remaining 50,000 shares of the common stock. The remaining shares are shown as common stock subscribed for $5,000 as of September 30, 2012. In November 2012, we detected an error in recording these transactions. The funds loaned to the Company were originally misclassified as shareholder advances to our current President. As of June 30, 2012, he converted all amounts owed to him into shares of common stock, as a result our President converted an excess of 312,500 shares. To correct the error, we have recorded a common stock receivable for $12,500 from him. He will be returning and cancelling 312,500 shares back to the Company in repayment of the funds incorrectly converted by him.

NOTE 10 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended September 30, 2012 and June 30, 2012, there were 78,916,500 and 59,677,500 shares of our common stock issued and outstanding, respectively. As of the periods ended September 30, 2012 and June 30, 2012, there were 10,000 shares of our preferred stock issued and outstanding.

Increase of authorized common stock shares

On April 26, 2012, The Company increased its authorized shares of common stock from 100,000,000 to 150,000,000.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 10 – STOCKHOLDER’S EQUITY - continued

Common Shares – Issued and Outstanding

In the three months ended June 30, 2012, we closed several private placements for an aggregate total of $238,687, or 2,385,000 shares of our restricted common stock. As of September 30, 2012, all of these shares have been issued.

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

Stock Based Compensation

On July 18, 2012, the Company issued 24,500 restricted shares of our common stock for payment of debt owed to a legal counsel for services performed in the amount of $2,450.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 10 – STOCKHOLDER’S EQUITY - continued

Stock Based Compensation - continued

On August 24, 2012, the Company issued 30,000 restricted shares of our common stock for payment of public relations management services performed by an unrelated third party in the amount of $3,000, in payment of the consulting agreement (Note 9). The value of the public relations services is included in consulting fees in our statement of operations.

Common stock subscribed

As of September 30, 2012, we issued an aggregate total of 16,725,000 shares of our common stock for an aggregate total of $853,705 in common stock subscribed.

On September 26, 2012, we accepted a subscription agreement from an unrelated individual for 55,000 shares of our restricted common stock at $0.10 per share for total net proceeds of $5,500. These shares were issued on October 1, 2012.

On September 27, 2012, we accepted a subscription agreement from an unrelated individual for 500,000 shares of our restricted common stock at $0.10 per share for total net proceeds of $50,000. These shares were issued on October 1, 2012.

On September 28, 2012, we accepted a subscription agreement from an unrelated individual for 380,000 shares of our restricted common stock at $0.10 per share for total net proceeds of $38,000. These shares were issued on October 1, 2012.

Common Stock Receivable

As part of the Royalty cancellation agreement (Note 9), we recorded a common stock receivable for $12,500 for the return and cancellation of shares of our common stock from our current President.

Common Stock Warrants

In connection with previous private placement and payables to common stock conversions, we valued the common stock detachable warrants granted during the period ended March 31, 2012, using the Black-Scholes method. The following weighted average assumptions were used to calculate the valued warrants: terms of two years; risk free interest rate of 0.39%; volatility of 96%; and a weighted fair value of $0.126.

 A summary of the common stock warrants, exercise price of $0.25, outstanding as of September 30, 2012 is presented below:

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2012 and 2011
(Unaudited)

NOTE 10 – STOCKHOLDER’S EQUITY - continued

Common Stock Warrants - continued

Number of Warrants
Balance at June 1, 2011	-
Granted	490,000
Exercised	-
Forfeited or Expired	-
Balance at June 30, 2012	490,000
Exercisable at June 30, 2012	490,000
Balance at July 1, 2012	-
Granted	-
Exercised	-
Forfeited or Expired	(490,000)
Balance at September 30, 2012	-
Exercisable at September 30, 2012	-

On April 19, 2012, the Board determined it was in the best interest of the Company to cancel all of the outstanding warrants. During the three months ended September 30, 2012, the Company collected all of the signatures from the warrant holders agreeing to the cancellations with no consideration.

NOTE 11 – SUBSEQUENT EVENTS (unaudited)

Management has evaluated subsequent events after the balance sheet date, through the date of issuance of the consolidated financial statements, for appropriate accounting and disclosure. The Company has determined that there were no such events that warrant disclosure or recognition in the consolidated financial statements, except for the below transactions:

Common stock subscribed

On October 1, 2012, we issued an aggregate total of 935,000 shares of our common stock for an aggregate total of $93,500 in common stock subscribed.

Shares issued for cancellation of royalty agreement

On October 1, 2012, we issued 50,000 shares of our restricted common stock to complete the payment of the previously discussed royalty cancellation agreements (Note 9).

Stock Based Compensation

On October 1, 2012, we issued 25,000 restricted shares of our common stock for payment of debt owed to our outside accountant for services performed between January and March 2012, in the amount of $2,500.

On October 1, 2012, we issued 100,000 shares of our restricted common stock for payment of a debt owed to a vendor for our new exhibit booth in the amount of $40,000.

Common Shares – Issued and Outstanding

During October 2012, we closed several private placements for an aggregate total of $125,000, or 1,250,000 shares of our restricted common stock.

Loan Payable – Shareholder

On October 23, 2012 the Company borrowed $20,438 (CDN$20,000) from Gerry Dalen, one of Company’s shareholders on an uncollateralized, non-interest bearing, demand note.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report, including the documents that we incorporate by reference, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements in or incorporated by reference in this report include, without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources.  Investors are cautioned that such forward-looking statements involve risks and uncertainties.  Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to, the rate and degree of market acceptance of our products, our ability to develop and market new and enhanced products, our ability to obtain financing as and when we need it, competition from existing and new products and our ability to effectively react to other risks and uncertainties described from time to time in our SEC filings, such as fluctuation of quarterly financial results, reliance on third party manufacturers and suppliers, litigation or other proceedings, government regulation and stock price volatility.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  We do not undertake any obligation to publicly update or revise any forward-looking statement.

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

The following discussion and analysis of the Company’s financial condition and results of operations are based on the our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Plan of Operations

The Company’s strategy is to manufacture baby bottles and the related components initially and to offer those products for sale via the Company’s website or through distributors throughout the world.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $1,000,000. In this regard and during such period, we anticipate spending $75,000 on professional fees attributable to fulfilling our reporting obligations under the US federal securities laws and $75,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditors have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2012.

Development Stage Company

We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (DSE). Although we have recognized some nominal amount of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

We are primarily engaged in producing and marketing its baby products. The production and marketing of the Company’s products and its ongoing research and development activities are and will continue to be subject to extensive competition in the United States. We have limited experience and our success will depend in part on our ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantage resulting in our transition from Development Stage Enterprise reporting.

Results of Operations for the Three Months Ended September 30, 2012 and the Three Months Ended September 30, 2011

We have revenue of $10,684 for the period ended September 30, 2012 compared to no revenue for the period ended September 30, 2011. We expect to continue in generating revenue throughout the remainder of fiscal year 2013; however the total revenue recognized is not expected to be significant to our operations.

During the three months ended September 30, 2012, we incurred operating expenses in the amount of $267,239. These operating expenses were comprised of accounting, auditing and legal fees, selling, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $129,959 for the three months ended September 30, 2011.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

For the three months ended September 30, 2012, we paid consulting fees of $71,722 to related parties compared to consulting fees to an entity controlled by our current President of $43,807 for the three months ended September 30, 2011. Our consulting fees – related parties increased as our business is developing and a need for additional help increased. We added additional consultants to perform work in sales and marketing, warehouse management, and inventory control.

For the three months ended September 30, 2012, we paid rent expense to an unrelated party of $8,584 and $5,709 to a related party; compared to none to the unrelated party and $5,634 to the related party for the three months ended September 30, 2011.

We have generated minimal revenues since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of equity and debt securities and not by relying on traditional commercial bank financing. During the remainder of fiscal year 2013, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations and highly dependent on financing from third parties.  We will likely elect to supplement this with further debt or equity offerings or commercial borrowing.

 As of September 30, 2012, the Company had a cash balance of $71,473, and as of June 30, 2012, the Company had a cash balance of $27,247. As of September 30, 2012, we had total assets of $1,889,006 and total liabilities of $183,747 compared to total assets of $1,806,130 and total liabilities of $165,333 as of June 30, 2012.

Operating Activities

Cash used in operating activities during the three months ended September 30, 2012 increased to $283,409 as compared to $69,737 used for the three  months ended September 30, 2011. The increase was attributable to decreased payables and an increase in prepaid expenses of approximately $73,000.

Investing Activities

Cash used for investing activities during the three months ended September 30, 2012 was $7,000 as compared to $208,719 of cash used for the three months ended September 30, 2011.  The significant use of cash for investing activities during the nine months ended September 30, 2011 was primarily attributable to the purchase of product molds needed for anticipated production.

Financing Activities

During the three months ended September 30, 2012, the total net cash provided by financing activities was $334,635, which represented the net proceeds from the issuance of common stock. During the three months ended September 30, 2011, the total net cash provided by financing activities was $311,818, which represented the net proceeds we received from the issuance of common stock, promissory notes and adances from shareholders.

During the three months ended September 30, 2012, the Company raised $238,687 in a private placement of its common stock, conducted in compliance with Regulation S (“Regulation S”) and/or Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”), selling 2,385,000 shares of its common stock.  The Company also accepted subscriptions during the three months September 30, 2012 from unrelated third parties to purchase an aggregate of 935,000 shares of the Company’s common stock pursuant to Regulation D and Regulation S of the Securities Act for total gross proceeds of $93,500.  These shares were issued in October, 2012.  The Company is utilizing the proceeds from this offering to fund its current operations.

During the three months ended September 30, 2012, we also issued 16,725,000 shares of our common stock, with a value of $853,705, for satisfaction of previously recorded common stock subscribed from the year ended June 30, 2012.

We also issued 24,500 shares of our common stock in payment of an accounts payable invoice in the amount of $2,450. In addition, we issued 30,000 shares of our common stock for services rendered for public relations with a value of $3,000.

During the three months ended September 30, 2012, the Company entered into royalty cancellation agreements with two unrelated shareholders in exchange for the issuance of an aggregate of 125,000, shares of the Company’s common stock, in restricted form, valued at $12,500. In addition, our President is returning to the Company a total of 312,500 shares of common stock issued to him in error.

During the three months ended September 30, 2012, the Company secured termination agreements for its outstanding warrants from the warrant holders, and cancelled all 490,000 of its outstanding warrants.

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

Critical Accounting Policies

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/(loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, income taxes, and long-lived assets, have the greatest impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K and 10-K/A for the fiscal year ended June 30, 2012, which were filed with the SEC.

Recent Accounting Pronouncements

See Note 1 of our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Revenue Recognition:  We recognize revenue over the period the service is performed or when the product is delivered, depending on shipping method. In general, this requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

Advance payments are deferred until shipment.

Revenue from any up-front fees are recognized on a ratable basis over the term of the respective agreement.

Cost of Revenues, Selling, General and Administrative Expenses and Research and Development Expenses:  The primary purpose is to conduct research on the development, testing and delivery of our prototype devices, and the commercialization of our products. During the three months ended September 30, 2012, our focus is on selling and marketing of our products rather than on research and development activities.

Stock-Based Compensation:  We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Accruals

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. Examples of estimated accrued expenses include:

•	fees paid to contract manufacturers in connection with the production of our products; and
•	professional service and consulting fees.

Contractual Obligations

In May, 2011, the Company began renting office space on a month-to-month basis for $1,860 CAD per month.  For the three months ended September 30, 2012 and 2011, the rent expense was $5,709 and $5,634, respectively.  On October 4, 2011, the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on November 1, 2011 requires monthly payment of CDN $2,500 plus related taxes and a CDN $2,500 security deposit.  For the three months ended September 30, 2012 and 2011, the warehouse rental expense was $8,585 and $0, respectively.

On May 1, 2012 the Company entered into a consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended September 30, 2012, we recorded $11,545 in consulting fees – related party expense in connection with this contract. As of September 30, 2012, the Company accrued a total of $571 in royalties payable.

On May 1, 2012 the Company entered into a consulting agreement with Kyle Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended September 30, 2012, we recorded $11,545 in consulting fees – related party expense in connection with this contract. As of September 30, 2012, the Company accrued a total of $571 in royalties payable.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On May 1, 2012 the Company entered into a consulting agreement with Anthony Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended September 30, 2012, we recorded $11,545 in consulting fees – related party expense in connection with this contract. As of September 30, 2012, the Company accrued a total of $571 in royalties payable.

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he will also receive a 3.00% royalty on all gross sales of the Company. For the period ended September 30, 2012, we recorded $30,000 in consulting fees – related party expense in connection with this contract. As of September 30, 2012, the Company accrued a total of $686 in royalties payable.

On May 16, 2012 the Company entered into a consulting agreement with Colleen Preksto for her consulting services to perform the duties Chief Operating Officer (COO) at a rate of $100,000 USD per annum for the first year, after the first year the base compensation will not be less than $120,000 per year.  The agreement will be in effect for a period of twenty-four months, ending on April 30, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. She also received a signing bonus of 1,000,000 shares of our restricted common stock valued at $40,000. For the period ended September 30, 2012 and 2011, we recorded $24,999 and none, respectively, in total consulting fees expense in connection with this contract.

On July 11, 2012, the Company entered into a License and Exclusive Marketing Agreement with Ideal Marketing Concepts, LLC (Ideal), an unrelated party. The Company granted Ideal an exclusive license to promote, advertise, market, sell and distribute the Company’s line of baby products, under the Adiri® brand, through commercials and over the Internet, in North America. The Agreement is for an initial four year term with automatic renewals for three additional two year periods if Ideal generates certain pre-determined sales of the Company’s products during the term of the Agreement.

Products sold through Ideal’s efforts will be sold to Ideal on a consignment basis. After the products are sold, Ideal shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated.

The Company also agreed to issue Ideal eight million (8,000,000) shares of our restricted common stock, issuable when certain milestones are completed. The Company agreed to issue three million (3,000,000) shares upon completion of the initial “short-form” commercial, and the remaining five million (5,000,000) shares when Ideal’s gross sales of our products reach $1,000,000. The Company also agreed to pay Ideal a five percent (5%) royalty on the Company’s sales outside of the Ideal network, this royalty shall continue to be payable to Ideal for a period of eight (8) years following any termination or expiration of the agreement. The Company may terminate this agreement with a thirty (30) day notice prior to the end of the current term, or if sales level have not been met by Ideal; Ideal may terminate this agreement with a sixty (60) day notice at any time. The Company retains all rights to our intellectual properties, and has not transferred any interest to Ideal.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On July 24, 2012, the Company entered into a public relations consulting agreement with an unrelated third party for cash consideration of $2,000 per month and 15,000 shares of the Company’s common stock, in restricted form, for each month of service.  The initial term is for three months and commenced on August 1, 2012.  After the initial term, the agreement is renewable for twelve months.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

Disclosure Controls and Procedures

As of September 30, 2012, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of September 30, 2012, our disclosure controls and procedures are not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our auditors in performing their review of our interim financial statements have informed us that we have a material weakness in internal controls regarding recording equity transactions and equity instruments. The Chief Executive Officer and Chief Accounting Officer are evaluating our existing controls and will implement changes to improve the flow of information regarding equity transactions and the recording of such transactions in accordance with US GAAP.

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

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, our Chief Executive Officer and Chief Financial Officer have determined that no significant changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, the Company raised $238,687 in a private placement of its common stock, conducted in compliance with Regulation S (“Regulation S”) and/or Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”), selling 2,385,000 shares of its common stock.  The Company also accepted subscriptions during the three months September 30, 2012 from unrelated third parties to purchase an aggregate of 935,000 shares of the Company’s common stock pursuant to Regulation D and Regulation S of the Securities Act for total gross proceeds of $93,500.  These shares were issued in October, 2012.  The Company is utilizing the proceeds from this offering to fund its current operations.

During the three months ended September 30, 2012, we also issued 16,725,000 shares of our common stock, with a value of $853,705, for satisfaction of previously recorded common stock subscribed from the year ended June 30, 2012.

We also issued 24,500 shares of our common stock in payment of an accounts payable invoice in the amount of $2,450. In addition, we issued 30,000 shares of our common stock for services rendered for public relations with a value of $3,000.

During the three months ended September 30, 2012, the Company entered into royalty cancellation agreements with two unrelated shareholders in exchange for the issuance of an aggregate of 125,000 shares of the Company’s common stock, in restricted form, valued at $12,500. In addition, our President is returning to the Company a total of 312,500 shares of common stock issued to him in error.

During the three months ended September 30, 2012, the Company secured termination agreements for its outstanding warrants from the warrant holders, and cancelled all 490,000 of its outstanding warrants.

ITEM 6 - Exhibits

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIABRAND INC.

Date: November 14, 2012	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO