Form 10-Q/A
period 2012-09-30
RELIABRAND INC.
filed 2012-11-29
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Reliabrand Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ITEM 6 - Exhibits

Exhibit
Number		Description of Exhibit

31.1	*	Section 302 Certification of Chief Executive Officer

31.2	*	Section 302 Certification of Chief Financial Officer

32.1	*	Section 906 Certification of Chief Executive Officer

32.2	*	Section 906 Certification of Chief Financial Officer

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

*These exhibits were previously filed as exhibits to Reliabrand Inc.’s Quarterly Report for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012.
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

RELIABRAND INC.

Date: November 29, 2012	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO