Form 10-Q
period 2012-12-31
RELIABRAND INC.
filed 2013-02-13
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

As of February 7, 2013, 83,811,503 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND INC.

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$181,650	$27,247
Inventory	204,625	171,505
Deposits - utilities	4,292	4,292
Prepaid expenses (Note 5)	168,445	48,506

TOTAL CURRENT ASSETS	559,012	251,550

OTHER ASSETS
Property and equipment, net (Note 6)	91,454	28,796
Intellectual and product properties (Note 7)	100,000	143,828
Patents, net of amortization of $105,359 - December 31, 2012
and $70,273 - June 30, 2012 (Note 7)	1,312,090	1,303,348
Product molds, net of amortization of $35,238 - December 31, 2012
and $18,974 - June 30, 2012 (Note 7)	69,344	78,608

TOTAL OTHER ASSETS	1,572,888	1,554,580

Total Assets	$2,131,900	$1,806,130

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$69,820	$52,230
Accounts payable - related party	10,200	12,290
Accrued taxes payable	404	174
Note Payable to shareholder (Note 8)	40,558	95,254
Royalties payable - related party	4,949	-
Accrued liabilities - related party	7,692	5,385

TOTAL CURRENT LIABILITIES	133,623	165,333

STOCKHOLDERS' EQUITY

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
December 31, 2012 and June 30, 2012	1	1

Common stock, par value $.0001, 150,000,000 shares authorized – December 31, 2012,
And 100,000,000 shares authorized – June 30, 2012
85,207,868 issued and outstanding - December 31, 2012
59,677,500 issued and outstanding - June 30, 2012	8,521	5,968
Paid in Capital	3,912,773	2,148,338
Subscription receivable	(2,253)	(2,440)
Stock due from shareholder	(12,500)	-
Common Stock Subscribed	-	853,705
(Deficit) accumulated during the development stage	(1,908,265)	(1,364,775)

Total Stockholders' Equity	1,998,277	1,640,797

Total Liabilities and Stockholders' Equity	$2,131,900	$1,806,130

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative
					from
					February 22, 2007
	For the three months ended		For the six months ended		(Inception)
	December 31,		December 31,		to
	2012	2011	2012	2011	December 31, 2012

REVENUES	$18,779	$954	$29,463	$954	$43,063

COST OF GOODS	21,437	2,736	38,054	2,736	57,871

GROSS LOSS	(2,658)	(1,782)	(8,591)	(1,782)	(14,808)

EXPENSES

Amortization and Depreciation	29,422	15,497	50,140	30,923	162,238
Accounting, Audit, and Legal fees	47,217	33,597	105,400	75,796	397,817
Consulting fees	29,205	108	68,624	3,551	211,675
Consulting fees - related parties	68,988	42,726	140,710	86,533	487,450
Rent expense	15,986	13,688	30,279	19,322	105,752
Selling, general and administrative	75,377	25,603	137,127	43,130	332,954
Consulting contract benefits - related party	1,154	1,154	2,308	3,077	9,190
Inventory impairment	-	-	-	-	114,278
Loss on bad debt	-	-	-	-	68,491

Total expenses	267,349	132,373	534,588	262,332	1,889,845

NET OPERATING (LOSS)	(270,007)	(134,155)	(543,179)	(264,114)	(1,904,653)

OTHER INCOME (EXPENSE)
Interest Income	-	844	-	1,687	3,914
Interest Expense	(311)	(2,000)	(311)	(2,667)	(7,526)

NET (LOSS)	$(270,318)	$(135,311)	$(543,490)	$(265,094)	$(1,908,265)

NET (LOSS) PER SHARE - BASIC	*	*	$(0.01)	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	82,425,952	59,677,000	78,307,976	59,480,405

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 22, 2007
	For the six months ended		(Inception)
	December 31,		to
	2012	2011	December 31, 2012

OPERATING ACTIVITIES
Net (loss)	$(543,490)	$(265,094)	$(1,908,265)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	4,500	5,504	194,500
Depreciation and amortization	66,404	33,634	197,525
Inventory impairment	-	-	(106,516)
Bad debt expense	-	-	68,491
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Accrued interest - notes receivable	-	(1,687)	(3,355)
Accounts payable	40,085	39,527	130,825
Accounts payable - related party	(2,090)	43,989	58,617
Prepaid expenses	(119,939)	(2,990)	(212,736)
Inventory	(33,120)	(685)	(88,228)
Accrued liabilities	7,486	3,098	13,045
Accrued interest - notes payable	311	1,353	1,115

NET CASH (USED BY) OPERATING ACTIVITIES	(579,853)	(143,351)	(1,654,982)

INVESTING ACTIVITIES
Deposit in products and product molds	-	(123,038)	-
Cash received from the BC Ltd. asset acquisition	-	-	103,705
Purchase of property and equipment	(35,008)	(6,090)	(54,126)
Increase in capitalized patent costs	-	(4,343)	(4,343)
Increase in intellectual properties	-	(94,448)	-
Increase in product molds	(7,000)	-	(106,457)

NET CASH (USED BY) INVESTING ACTIVITIES	(42,008)	(227,919)	(61,221)

FINANCING ACTIVITIES
Proceeds from sale of common stock	756,135	120,000	1,249,390
Proceeds from shareholder advances	20,129	50,912	342,610
Proceeds from notes payable	-	192,480	343,890
Repayment of shareholder advances	-	(20,128)	(38,037)

NET CASH PROVIDED BY FINANCING ACTIVITIES	776,264	343,264	1,897,853

NET INCREASE (DECREASE) IN CASH	154,403	(28,006)	181,650

CASH, BEGINNING OF PERIOD	27,247	29,873	-

CASH, END OF PERIOD	$181,650	$1,867	$181,650

CASH PAID FOR INTEREST	$-	$-	$5,278

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Past president's debt contributed to capital
Shareholder advances on behalf of company	$-	$-	$131,903
Property and equipment net of depreciation exchanged for debt	-	-	(1,573)
Account payable - related party contributed to capital	-	-	(537)
Shareholder's debt contributed to capital	-	-	(129,793)
	$-	$-	$-
B.C. Ltd asset acquisition
Fair value of assets acquired	$-	$-	$1,585,688
Less liabilities assumed	-	-	(21,034)
Net assets acquired	-	-	1,564,654
Less shares issued	-	-	(1,668,359)
Net cash acquired	$-	$-	$(103,705)

UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

Shares issued for website development
Website development	$-	$(13,125)	$(13,125)
Common stock issued	-	13,125	13,125
	$-	$-	$-
Debt Converted to Common Stock Subscribed
Accounts payable	$(22,500)	$-	$(27,500)
Accounts payable - related party	-	-	(93,555)
Notes payable	-	-	(248,636)
Accrued interest	-	-	(1,364)
Note Payable - shareholder	(75,137)	-	(231,582)
Purchase of property and equipment	(42,704)		(42,704)
Common stock subscribed	140,341	-	645,341
	$-	$-	$-
Shares issued for common stock subscribed
Common stock subscribed	$853,705	$-	$853,705
Common stock issued	(853,705)	-	(853,705)
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2012 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2012.

There have been no material changes to our significant accounting policies during the six months ended December 31, 2012, as compared to the significant accounting policies disclosed in our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is in the development stage as defined in FASB ASC 915-10, “Development Stage Entities”. We are a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date, in the previous fiscal year ended June 30, 2012, we had commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007. The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions. The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free. The Company intends to aggressively promote and market the bottles and accessories and plan to secure retail distribution outlets for the bottles. The Company’s fiscal year-end is June 30.

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

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION - continued

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

Basis of Consolidation

The consolidated financial statements include the accounts of Reliabrand, Inc. and its wholly owned subsidiary, BC Ltd. Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

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

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION - continued

Reclassifications

Certain amounts in the period ended December 31, 2011 financial statements have been reclassified to conform to the current period ended December 31, 2012 presentation.

Inventory

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of goods has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Thus, we generally recognize sales revenue when shipment of the purchased product has occurred. Cash payments received in advance are recorded as deferred revenue. We currently permit our customers to return or exchange defective products. We have analyzed our quality control procedures and feel that our main exposure is from damages in shipping. Accordingly we do not need to establish a reserve for returns at this time. We will continue to analyze this each period and implement one if the need arises.

Shipping and Handling

Net shipping and handling costs of $4,977 and income of $225 for the period ended December 31, 2012 and 2011, respectively, are included in cost of goods.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of December 31, 2012 we have a working capital surplus of $425,389, and accumulated deficit of $1,908,265. During the six month period ended December 31, 2012 we had a net loss of $543,490 and cash used in operating activities of $579,853. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2012:

Name	Description	Amount
Thumbprint	Technical support fees for future periods	$2,500
MacQuarie Premium Funding	Prepayment for commercial insurance	1,938
Schwed, McGinley & Kahle	Legal fee retainer	5,350
AM Santos	Legal fee retainer	2,000
Nova Genisis	Prepayment for product molds production	156,657
	Total	$168,445

Prepaid expenses consisted of the following at June 30, 2012:

Name	Description	Amount
Thumbprint	Technical support fees for future periods	$2,500
MacQuarie Premium Funding	Prepayment for commercial insurance	1,938
Schwed, McGinley & Kahle	Legal fee retainer	5,350
Nova Genisis	Prepayment for product molds production	21,510
Nova Genisis	Prepayment for product production	17,208
	Total	$48,506

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2012	June 30, 2012
Computer equipment	$4,848	$4,054
Website	15,257	15,257
Office furniture and equipment	88,228	11,310
	108,333	30,621
Less accumulated depreciation and amortization	(16,879)	(1,825)
	$91,454	$28,796

	December 31, 2012	June 30, 2012
Product production molds	$104,582	$97,582
Less accumulated amortization	(35,238)	(18,974)
	$69,344	$78,608

Depreciation was $15,054 and $806 for the six months ended December 31, 2012 and 2011, respectively. The Company also recorded amortization of products molds expense for the six months ended December 31, 2012 and 2011, of $16,264 and $2,711, respectively, as reflected in cost of goods sold on the accompanying Statement of Operations.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 6 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	December 31, 2012	June 30, 2012
Adiri patents	$1,014,246	$1,014,246
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	-
	1,417,449	1,373,621
Less accumulated amortization	(105,359)	(70,273)
	$1,312,090	$1,303,348

Plastic technology properties	$100,000	$100,000
Adiri patent legal fees	-	43,828
	$100,000	$143,828

The Company has recorded amortization of patents expense for the six month period ended December 31, 2012 and 2011 of $35,086 and $30,117, respectively.

NOTE 7 – LOANS PAYABLE - SHAREHOLDER

On August 26, 2011 the Company borrowed $203,523 (CDN$200,000) from one of the Company’s shareholders. In connection with the above note, the Company agreed to restrictive covenants on substantially all of its assets to maintain them free of indebtedness or liens, and that we will maintain our corporate status. On February 27, 2012, we entered into an extension of the above loan agreement, all terms and conditions remain in full force, the only change is the maturity date was extended from the original date of February 28, and extended to August 31, 2012. On May 17, 2012 the principal and interest of this note was converted to restricted shares of our common stock in its entirety.

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,166 USD of the above debt’s principal into shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share.

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from Verity Enterprises Ltd a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. We accrued $311 in interest expense in connection with this note, and both the principal and interest are outstanding as of December 31, 2012.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 7 – LOANS PAYABLE – SHAREHOLDER - continued

The loan payable balance comprised of:

	December 31,	June 30,
Description	2012	2012
Uncollateralized note to a related entity bearing no interest per annum which matures on February 28, 2013.	$20,117	$95,254
Uncollateralized note to a related entity bearing 8% interest per annum which matures on January 14, 2013.	20,130	-
Less current liabilities	40,247	95,254
Total long term liabilities	$-0-	$-0-

Future maturity of our notes payable is presented in the table below:

For the years ended June 30,
2013	$40,247

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a new consulting agreement with Brent Markus, a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the six month period ended December 31, 2012, we recorded $22,295 in consulting fees – related party expense in connection with this contract. As of December 31, 2012, the Company accrued a total of $1,178 in royalties payable.

On May 1, 2012 the Company entered into a consulting agreement with Kyle Markus, a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the six month period ended December 31, 2012, we recorded $22,295 in consulting fees – related party expense in connection with this contract. As of December 31, 2012, the Company accrued a total of $1,178 in royalties payable.

On May 1, 2012 the Company entered into a new consulting agreement with Anthony Markus, a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the six month period ended December 31, 2012, we recorded $22,295 in consulting fees – related party expense in connection with this contract. As of December 31, 2012, the Company accrued a total of $1,178 in royalties payable.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he will also receive a 3.00% royalty on all gross sales of the Company. For the six month period ended December 31, 2012, we recorded $60,000 in consulting fees – related party expense in connection with this contract. As of December 31, 2012, the Company accrued a total of $1,415 in royalties payable.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Office lease

In January 2011, the Company rented office space in Canada from a related party, Design Mode Studios, a company owned by a son of our Company’s President, on a month to month basis for approximately $798 ($800 CAD) per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,900 ($1,860 CAD) per month; beginning in May 2011, we began paying the owner of the building directly. Rent expense was $11,418 and $11,035 for the six months ended December 31, 2012 and 2011, respectively.

Warehouse lease

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on October 5, 2011 requires monthly payment of $2,690 (CDN $2,500) plus related taxes and a $2,690 (CDN $2,500) security deposit. Rent expense was $18,861 and none for the six months ended December 31, 2012 and 2011.

Consulting agreement

On May 16, 2012 the Company entered into a consulting agreement with a third party for her consulting services to perform the duties Chief Operating Officer (COO) at a rate of $100,000 USD per annum for the first year, after the first year the base compensation will not be less than $120,000 per year.  The agreement will be in effect for a period of twenty-four months, ending on April 30, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. She also received a signing bonus of 1,000,000 shares of our restricted common stock valued at $40,000. For the six month period ended December 31, 2012 and 2011, we recorded $39,999 and none, respectively, in total consulting fees expense in connection with this contract. On December 7, 2012, the Company terminated this agreement for cause.

On July 24, 2012, the Company entered into a consulting agreement with a third party for his consulting services to perform public relations services at a rate of $2,000 USD per month for three months beginning August 1, 2012.  The agreement will be in effect for a period of three months ending on October 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a thirty day written notice. He also receives 15,000 shares of our restricted common stock for each month of service, or a total of 45,000 shares valued at $4,500. For the six month period ended December 31, 2012, we recorded $10,500, in total consulting fees expense in connection with this contract.

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

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 9 - COMMITMENTS AND CONTINGENCIES – continued

License and exclusive marketing agreement - continued

Products sold through Ideal’s efforts will be sold to Ideal on a consignment basis. After the products are sold, Ideal shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated.

The Company also agreed to issue Ideal eight million (8,000,000) shares of our restricted common stock, issuable when certain milestones are completed. The Company agreed to issue three million (3,000,000) shares upon completion of the initial “short-form” commercial, and the remaining five million (5,000,000) shares when Ideal’s gross sales of our products reach $1,000,000. The Company also agreed to pay Ideal a five percent (5%) royalty on the Company’s sales outside of the Ideal network, beginning once the commercial has been produced, this royalty shall continue to be payable to Ideal for a period of eight (8) years following any termination or expiration of the agreement. The Company may terminate this agreement with a thirty (30) day notice prior to the end of the current term, or if sales level have not been met by Ideal; Ideal may terminate this agreement with a sixty (60) day notice at any time. The Company retains all rights to our intellectual properties, and has not transferred any interest to Ideal.

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

NOTE 10 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended December 31, 2012 and June 30, 2012, there were 85,207,868 and 59,677,500 shares of our common stock issued and outstanding, respectively. As of the periods ended December 31, 2012 and June 30, 2012, there were 10,000 shares of our preferred stock issued and outstanding.

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 10 – STOCKHOLDER’S EQUITY - continued

Common Shares – Issued and Outstanding

In the six months ended December 31, 2012, we closed several private placements for an aggregate total of $756,135, or 7,561,350 shares of our restricted common stock. As of December 31, 2012, all of these shares have been issued.

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
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 10 – STOCKHOLDER’S EQUITY - continued

Stock Based Compensation - continued

On August 24, 2012, the Company issued 30,000 restricted shares of our common stock for payment of public relations management services performed by an unrelated third party in the amount of $3,000, in payment of the consulting agreement (Note 9). The value of the public relations services is included in consulting fees in our statement of operations. On November 6, 2012, the Company issued 1,500 restricted shares of our common stock for final payment of the services, valued at $1,500, rendered under the agreement above.

On October 1, 2012, we issued 25,000 restricted shares of our common stock for payment of debt owed to our outside accountant for services performed between January and March 2012, in the amount of $2,500.

On October 1, 2012, we issued 100,000 shares of our restricted common stock for payment of a debt owed to a vendor for our new exhibit booth in the amount of $42,703.

On November 15, 2012, the Company issued 200,000 restricted shares of our common stock for payment of debt owed to a legal counsel for services performed in the amount of $20,000.

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

A summary of the common stock warrants, exercise price of $0.25, outstanding as of December 31, 2012 is presented below:

Number of Warrants
Balance at June 1, 2011	-
Granted	490,000
Exercised	-
Forfeited or Expired	-
Balance at June 30, 2012	490,000
Exercisable at June 30, 2012	490,000
Balance at July 1, 2012	-
Granted	-
Exercised	-
Forfeited or Expired	(490,000)
Balance at December 31, 2012	-
Exercisable at December 31, 2012	-

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2012 and 2011
(Unaudited)
NOTE 10 – STOCKHOLDER’S EQUITY - continued

Common Stock Warrants

On April 19, 2012, the Board determined it was in the best interest of the Company to cancel all of the outstanding warrants. As of September 30, 2012, the Company collected all of the signatures from the warrant holders agreeing to the cancellations with no consideration.

NOTE 11 – SUBSEQUENT EVENTS (unaudited)

Related party consulting agreements

On January 18, 2013, the Company entered into a new consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company.

On January 18, 2013, the Company entered into a consulting agreement with Kyle Markus, the son of our current President, for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company.

On January 18, 2013, the Company entered into a new consulting agreement with Anthony Markus, the son of our current President, for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company.

On January 18, 2013, the Company entered into a new consulting agreement with Michael Markus, the son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company.

On January 18, 2013, the Company entered into an amendment of the consulting agreement, dated May 1, 2011, with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer. The prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also receive an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1, each year that the consulting agreement is in force, he will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year.

Supplier agreement

On January 22, 2013, the Company entered into a supplier agreement with Wal-Mart Canada Corp. (Wal-Mart) to supply 150 of its stores initially. The agreement provides for the terms and conditions for the purchases of the Company’s products by Wal-Mart, as well as the payment terms for the purchases.

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

Plan of Operations

The Company’s strategy is to manufacture  BPA Free baby bottles and the related components initially and to offer those products for sale via the Company’s website or through distributors throughout the world.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the projects that we seek.  If during the next 12 months we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $1,000,000. In this regard and during such period, we anticipate spending $75,000 on professional fees attributable to fulfilling our reporting obligations under the federal securities laws and $75,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditors have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2012.

Results of Operations for the Three Months Ended December 31, 2012 and the Three Months Ended December 31, 2011

We have revenue of $18,779 for the period ended December 31, 2012 compared to revenue of $754 for the period ended December 31, 2011. The increase in our revenue can be attributed to our increase in sales of our products as we market them to consumers, we anticipate that sales will continue to increase as we continue to pursue our business plan, and develop additional sales of our product line.

As of December 31, 2012, we had total assets of $2,131,900 and total liabilities of $133,623 compared to total assets of $1,806,130 and total liabilities of $165,333 as of June 30, 2012.  The increase in assets are mainly attributable to purchases of finished goods inventory of our products to be sold. We will purchase additional inventory as the needed to fulfill our sales.

During the three months ended December 31, 2012, we incurred operating expenses in the amount of $267,349. These operating expenses were comprised of accounting, auditing and legal fees, selling, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $132,373 for the three months ended December 31, 2011.  The increase in expenses is because of the Company pursuing its business plan and hiring additional consultants to assist with operations, additional travel and marketing to attend trade shows and meet with potential retailers.

For the three months ended December 31, 2012, we paid consulting fees of $68,988 to related parties compared to consulting fees to an entity controlled by our current President of $42,726 for the three months ended December 31, 2011.

For the three months ended December 31, 2012, we paid rent expense to an unrelated party of $15,986 compared to no rent expense to the unrelated party and $13,688 in rent to a related party for the three months ended December 31, 2011.

We have generated minimal revenues since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Six Months Ended December 31, 2012 and the Six Months Ended December 31, 2011

During the six months ended December 31, 2012, we incurred operating expenses in the amount of $534,588 and had revenues of $29,463. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $262,332 and revenues of $954 for the six months ended December 31, 2011.

For the six months ended December 31, 2012, we paid consulting fees of $140,710 to an entity controlled by our current President compared to consulting fees to the same related party of $86,533 for the six months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, the Company had a cash balance of $181,650, and as of June 30, 2012, the Company had a cash balance of $27,247.

For the six months ended December 31, 2012, the Company raised $756,135 in a private placement of its common stock, conducted in compliance with Regulation S (“Regulation S”) and/or Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”), selling 7,561,350 shares of its common stock.   All these shares have been issued.  The Company is utilizing the proceeds from this offering to fund its current operations.

During the six months ended December 31, 2012, the Company entered into royalty cancellation agreements with two shareholders in exchange for the issuance of an aggregate of 125,000, shares of the Company’s common stock, in restricted form, valued at $12,500. In addition, our President is returning to the Company a total of 312,500 shares of common stock issued to him in error.

During the six months ended December 31, 2012, the Company secured termination agreements for its outstanding warrants from the warrant holders, and cancelled all 490,000 of its outstanding warrants, in exchange for no consideration.

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,166 USD of the above debt’s principal into shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share.

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from Verity Enterprises Ltd a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. We accrued $311 in interest expense in connection with this note, and both the principal and interest are outstanding as of December 31, 2012.

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the sales of our common stock. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Reliabrand, Inc. and its wholly owned subsidiary, BC Ltd. Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

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

Reclassifications

Certain amounts in the period ended December 31, 2011 financial statements have been reclassified to conform to the current period ended December 31, 2012 presentation.

Inventory

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of goods has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Thus, we generally recognize sales revenue when shipment of the purchased product has occurred. Cash payments received in advance are recorded as deferred revenue. We currently permit our customers to return or exchange defective products. We have analyzed our quality control procedures and feel that our main exposure is from damages in shipping. Accordingly we do not need to establish a reserve for returns at this time. We will continue to analyze this each period and implement one if the need arises.

Shipping and Handling

Net shipping and handling costs of $4,977 and income of $225 for the period ended December 31, 2012 and 2011, respectively, are included in cost of goods.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Contractual Obligations

In May, 2011, the Company began renting office space on a month-to-month basis for approximately $1,900 ($1,860 CAD) per month.  For the six months ended December 31, 2012 and 2011, the rent expense was $11,418 USD and $11,035 USD, respectively.  On October 4, 2011, the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on November 1, 2011 requires monthly payment of $2,690 (CDN $2,500) plus related taxes and a $2,690 (CDN $2,500) security deposit  For the six months ended December 31, 2012 and 2011, the warehouse rental expense was $18,861 and $0, respectively.

On May 1, 2012 the Company entered into a consulting agreement with Brent Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended December 31, 2012, we recorded $22,295 in consulting fees – related party expense in connection with this contract. As of December 31, 2012, the Company accrued a total of $1,178 in royalties payable.

On May 1, 2012 the Company entered into a consulting agreement with Kyle Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended December 31, 2012, we recorded $22,295 in consulting fees – related party expense in connection with this contract. As of December 31, 2012, the Company accrued a total of $1,178 in royalties payable.

On May 1, 2012 the Company entered into a consulting agreement with Anthony Markus, the son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the period ended December 31, 2012, we recorded $22,295 in consulting fees – related party expense in connection with this contract. As of December 31, 2012, the Company accrued a total of $1,178 in royalties payable.

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he will also receive a 3.00% royalty on all gross sales of the Company. For the period ended December 31, 2012, we recorded $60,000 in consulting fees – related party expense in connection with this contract. As of December 31, 2012, the Company accrued a total of $1,415 in royalties payable.

On May 16, 2012 the Company entered into a consulting agreement with Colleen Preksto for her consulting services to perform the duties Chief Operating Officer (COO) at a rate of $100,000 USD per annum. She also received a signing bonus of 1,000,000 shares of our restricted common stock valued at $40,000. For the six month period ended December 31, 2012 and 2011, we recorded $39,999 and none, respectively, in total consulting fees expense in connection with this contract. On December 7, 2012, the Company terminated this agreement for cause.

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

Products sold through Ideal’s efforts will be sold to Ideal on a consignment basis. After the products are sold by Ideal, Ideal shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company also agreed to issue Ideal eight million (8,000,000) shares of our restricted common stock, issuable when certain milestones are completed. The Company agreed to issue three million (3,000,000) shares upon completion of the initial “short-form” commercial, and the remaining five million (5,000,000) shares when Ideal’s gross sales of our products reach a total cumulative total of $1,000,000. The Company also agreed to pay Ideal a five percent (5%) royalty on the Company’s sales outside of the Ideal network, this royalty shall continue to be payable to Ideal for a period of eight (8) years following any termination or expiration of the agreement. The Company may terminate this agreement with a thirty (30) day notice prior to the end of the current term, or if sales level have not been met by Ideal; Ideal may terminate this agreement with a sixty (60) day notice at any time. The Company retains all rights to our intellectual properties, and has not transferred any interest to Ideal.

On July 24, 2012, the Company entered into a public relations consulting agreement with an unrelated third party for cash consideration of $2,000 per month and 15,000 shares of the Company’s common stock, in restricted form, for each month of service.  The initial term is for three months and commenced on August 1, 2012.  The agreement was terminated effective October 31, 2012.  For the six month period ended December 31, 2012, we recorded $10,500 in total consulting fees expenses in connection with this agreement.

On November 15, 2012, the Company issued 200,000 restricted shares of our common stock in satisfaction of a debt owed to legal counsel for services performed in the amount of $20,000.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. Our auditors have informed us that we have a material weakness in internal controls regarding recording equity transactions and equity instruments. The Chief Executive Officer and Chief Accounting Officer has examined our controls and has  implemented changes to improve the flow of information regarding equity transactions to address this material weakness.

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

ITEM 4T - Controls and Procedures - continued

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended December 31, 2012, the Company raised $423,948 in a private placement of its common stock, conducted in compliance with Regulation S (“Regulation S”) and/or Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”), selling 4,241,350 shares of its common stock.  All of these shares have been issued.  The Company is utilizing the proceeds from this offering to fund its current operations.

During the six months ended December 31, 2012, the Company entered into royalty cancellation agreements with two unrelated shareholders in exchange for the issuance of an aggregate of 125,000 shares of the Company’s common stock, in restricted form, valued at $12,500. In addition, our President is returning to the Company a total of 312,500 shares of common stock issued to him in error.

During the six months ended December 31, 2012, the Company secured termination agreements for its outstanding warrants from the warrant holders, and cancelled all 490,000 of its outstanding warrants.

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

RELIABRAND INC.

Date: February 12, 2013	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO