Form 10-Q
period 2013-03-31
RELIABRAND INC.
filed 2013-05-15
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-54300

 (Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-3260541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

720 Evans Court, Suite 103, Kelowna, BC Canada	V1X 6G4
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (778) 478-9997

430 Banks Road, Suite 100, Kelowna BC Canada V1X 6A3

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2013, 85,522,868 shares of the Registrant's Common Stock were issued and outstanding.

RELIABRAND INC.

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION	3

ITEM 1	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012, cumulative during development stage from February 22, 2007 (inception) through March 31, 2013	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, and cumulative during development stage from February 22, 2007 (inception) through March 31, 2013
		5 - 6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4T	Controls and Procedures	26

PART II	OTHER INFORMATION	26

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 6	Exhibits	27

SIGNATURE		28

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$22,223	$27,247
Inventory	331,677	171,505
Prepaid expenses	108,878	48,506

TOTAL CURRENT ASSETS	462,778	247,258

OTHER ASSETS
Deposits - utilities	7,969	4,292
Property and equipment, net (Note 4)	89,699	28,796
Intellectual and product properties (Note 5)	100,000	143,828
Patents, net of amortization of $121,163 - March 31, 2013
and $70,273 - June 30, 2012 (Note 5)	1,296,286	1,303,348
Product molds, net of amortization of $43,370 - March 31, 2013
and $18,974 - June 30, 2012 (Note 5)	61,212	78,608

TOTAL OTHER ASSETS	1,555,166	1,558,872

Total Assets	$2,017,944	$1,806,130

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$92,330	$52,230
Accounts payable - related party	12,911	12,290
Accrued taxes payable	404	174
Note Payable to shareholder (Note 6)	98,925	95,254
Royalties payable - related party	7,283	-
Accrued liabilities - related party	-	5,385

TOTAL CURRENT LIABILITIES	211,853	165,333

STOCKHOLDERS' EQUITY

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
March 31, 2013 and June 30, 2012	1	1

Common stock, par value $.0001, 150,000,000 shares authorized,
85,522,868 issued and outstanding - March 31, 2013
59,677,500 issued and outstanding - June 30, 2012	8,553	5,968
Paid in Capital	4,782,952	2,148,338
Subscription receivable	(2,253)	(2,440)
Stock due from shareholder	(12,500)	-
Common Stock Subscribed	-	853,705
(Deficit) accumulated during the development stage	(2,970,662)	(1,364,775)

Total Stockholders' Equity	1,806,091	1,640,797

Total Liabilities and Stockholders' Equity	$2,017,944	$1,806,130

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative
					from
					February 22, 2007
	For the three months ended		For the nine months ended		(Inception)
	March 31,		March 31,		to
	2013	2012	2013	2012	March 31, 2013

REVENUES	$19,896	$3,896	$54,336	$4,625	$67,936

COST OF GOODS	14,537	18,225	57,568	20,737	77,385

GROSS LOSS	5,359	(14,329)	(3,232)	(16,112)	(9,449)

EXPENSES

Amortization and Depreciation	24,512	15,497	74,652	46,420	186,750
Accounting, Audit, and Legal fees	25,061	11,509	130,461	87,305	422,878
Consulting fees	4,612	-	73,236	3,551	216,287
Consulting fees - related parties	102,080	42,365	242,790	128,898	589,530
Rent expense	20,069	11,261	50,348	30,583	125,821
Selling, general and administrative	51,557	35,873	188,684	79,004	384,511
Consulting contract benefits - related party	1,154	1,154	3,462	4,231	10,344
Stock compensation - officers	838,115	-	838,115	-	838,115
Inventory impairment	-	110,397	-	110,397	114,278
Loss on bad debt	-	-	-	-	68,491

Total expenses	1,067,160	228,056	1,601,748	490,389	2,957,005

NET OPERATING (LOSS)	(1,061,801)	(242,385)	(1,604,980)	(506,501)	(2,966,454)

OTHER INCOME (EXPENSE)
Interest Income	-	834	-	2,521	3,914
Interest Expense	(596)	(2,044)	(907)	(4,711)	(8,122)

NET (LOSS)	$(1,062,397)	$(243,595)	$(1,605,887)	$(508,691)	$(2,970,662)

NET (LOSS) PER SHARE - BASIC	$(0.01)	*	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	85,390,924	59,677,000	80,634,492	59,480,405

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
(Formerly known as A&J Venture Capital Group, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from
			February 22, 2007
	For the nine months ended		(Inception)
	March 31,		to
	2013	2012	March 31, 2013

OPERATING ACTIVITIES
Net (loss)	$(1,605,887)	$(508,691)	$(2,970,662)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	17,500	5,504	207,500
Stock compensation - officers	838,115	-	838,115
Depreciation and amortization	99,048	57,263	230,169
Inventory impairment	-	-	(106,516)
Bad debt expense	-	-	68,491
Changes in operating assets and liabilities:
Accrued interest - notes receivable	-	(2,521)	(3,355)
Accounts payable	62,595	31,199	153,335
Accounts payable - related party	621	95,902	61,328
Prepaid expenses	(64,049)	21,930	(156,846)
Inventory	(160,172)	(140,808)	(215,280)
Accrued liabilities	2,128	4,305	7,687
Accrued interest - notes payable	906	1,353	1,710

NET CASH (USED BY) OPERATING ACTIVITIES	(809,195)	(434,567)	(1,884,324)

INVESTING ACTIVITIES
Deposit in products and product molds	-	-	-
Cash received from the BC Ltd. asset acquisition	-	3,705	103,705
Purchase of property and equipment	(41,960)	(12,682)	(61,078)
Increase in capitalized patent costs	-	(4,343)	(4,343)
Increase in intellectual properties	-	(94,448)	-
Increase in product molds	(7,000)	-	(106,457)

NET CASH (USED BY) INVESTING ACTIVITIES	(48,960)	(107,769)	(68,173)

FINANCING ACTIVITIES
Proceeds from sale of common stock	775,231	120,000	1,268,486
Proceeds from shareholder advances/ notes	77,900	77,808	400,381
Proceeds from notes payable	-	343,890	343,890
Repayment of shareholder advances	-	(20,128)	(38,037)

NET CASH PROVIDED BY FINANCING ACTIVITIES	853,131	521,570	1,974,720

NET INCREASE (DECREASE) IN CASH	(5,024)	(20,766)	22,223

CASH, BEGINNING OF PERIOD	27,247	29,873	-

CASH, END OF PERIOD	$22,223	$9,107	$22,223

CASH PAID FOR INTEREST	$-	$-	$5,278

UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Past president's debt contributed to capital
Shareholder advances on behalf of company	$-	$-	$131,903
Property and equipment net of depreciation exchanged for debt	-	-	(1,573)
Account payable - related party contributed to capital	-	-	(537)
Shareholder's debt contributed to capital	-	-	(129,793)
	$-	$-	$-
B.C. Ltd asset acquisition
Fair value of assets acquired	$-	$-	$1,585,688
Less liabilities assumed	-	-	(21,034)
Net assets acquired	-	-	1,564,654
Less shares issued	-	-	(1,668,359)
Net cash acquired	$-	$-	$(103,705)

Shares issued for website development
Website development	$-	$(13,125)	$(13,125)
Common stock issued	-	13,125	13,125
	$-	$-	$-
Debt Converted to Common Stock Subscribed
Accounts payable	$(22,500)	$-	$(27,500)
Accounts payable - related party	-	-	(93,555)
Notes payable	-	-	(248,636)
Accrued interest	-	-	(1,364)
Note Payable - shareholder	(75,137)	-	(231,582)
Purchase of property and equipment	(42,704)		(42,704)
Common stock subscribed	140,341	-	645,341
	$-	$-	$-
Shares issued for common stock subscribed
Common stock subscribed	$853,705	$-	$853,705
Common stock issued	(853,705)	-	(853,705)
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
 (A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2013 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2012.

There have been no material changes to our significant accounting policies during the nine months ended March 31, 2013, as compared to the significant accounting policies disclosed in our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

Business Composition - continued

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

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

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

Reclassifications

Certain amounts in the period ended March 31, 2012 financial statements have been reclassified to conform to the current period ended March 31, 2013 presentation.

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

Shipping and Handling

Net shipping and handling costs of $6,919 and $2,129 for the periods ended March 31, 2013 and 2012, respectively, are included in cost of goods sold.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of March 31, 2013 we have a working capital surplus of $250,925, and accumulated deficit of $2,970,662. During the nine month period ended March 31, 2013 we had a net loss of $1,605,887 and cash used in operating activities of $809,195. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013	June 30, 2012
Computer equipment	$4,848	$4,054
Website	15,257	15,257
Office furniture and equipment	95,181	11,310
	115,286	30,621
Less accumulated depreciation and amortization	(25,587)	(1,825)
	$89,699	$28,796

	March 31, 2013	June 30, 2012
Product production molds	$104,582	$97,582
Less accumulated amortization	(43,370)	(18,974)
	$61,212	$78,608

Depreciation was $16,134 and $1,244 for the nine months ended March 31, 2013 and 2012, respectively. The Company also recorded amortization of products molds expense for the nine months ended March 31, 2013 and 2012, of $24,395 and $10,842, respectively, as reflected in cost of goods sold on the accompanying Statement of Operations.

NOTE 5 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	March 31, 2013	June 30, 2012
Adiri patents	$1,014,246	$1,014,246
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	-
	1,417,449	1,373,621
Less accumulated amortization	(121,163)	(70,273)
	$1,296,286	$1,303,348

Plastic technology properties	$100,000	$100,000
Adiri patent legal fees	-	43,828
	$100,000	$143,828

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 5 – INTELLECTUAL PROPERTIES AND PATENTS - continued

Patents - continued

The Company has recorded amortization of patents expense for the nine month periods ended March 31, 2013 and 2012 of $58,518 and $45,176, respectively.

NOTE 6 – LOANS PAYABLE - SHAREHOLDER

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

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. We accrued $711 in interest expense in connection with this note, and both the principal and interest are outstanding as of March 31, 2013.

On February 15, 2013 the Company borrowed $50,000 from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing an 8% interest rate per annum. Repayment of this note shall be from sales of the Company’s products through WalMart Canada.  For each check received from WalMart Canada, the Company shall pay five percent (5%) of the proceeds which shall be applied to the repayment of this Note, including principal and accrued interest.  Upon satisfaction of this Note, the note holder shall be entitled to a 2.5% royalty on future sales of the Company’s products through WalMart Canada in perpetuity. We accrued $196 in interest expense in connection with this note, and both the principal and interest are outstanding as of March 31, 2013.

On March 7, 2013, our President advanced the Company $7,771 on a non-interest bearing, non-secured, on demand basis.

The loan payable balance comprised of:

	March 31,	June 30,
Description	2013	2012
Uncollateralized note to a related entity bearing no interest per annum which matures on February 28, 2013.	$20,117	$95,254
Uncollateralized note to a related entity bearing 8% interest per annum.	50,000	-
Uncollateralized note to a related entity bearing 8% interest per annum which matures on January 14, 2013.	20,130	-
Shareholder advances	7,771
Total liabilities	98,018	95,254
Less current liabilities	98,018	95,254
Total long term liabilities	$-0-	$-0-

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a new consulting agreement with a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the nine month period ended March 31, 2013, we recorded $38,061 in consulting fees – related party expense in connection with these contracts. As of March 31, 2013, the Company accrued a total of $1,627 in royalties payable.

On May 1, 2012 the Company entered into a consulting agreement with another son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the nine month period ended March 31, 2013, we recorded $38,061 in consulting fees – related party expense in connection with these contracts. As of March 31, 2013, the Company accrued a total of $1,627 in royalties payable.

On May 1, 2012 the Company entered into a new consulting agreement with a third son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the nine month period ended March 31, 2013, we recorded $38,061 in consulting fees – related party expense in connection with these contracts. As of March 31, 2013, the Company accrued a total of $1,627 in royalties payable.

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Related party transactions - continued

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the nine month period ended March 31, 2013, we recorded $25,560 in consulting fees – related party expense in connection with this contract and fees charged previous to this contract. As of March 31, 2013, the Company accrued a total of $449 in royalties payable.

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he will also receive a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also receive an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share (Note 10). On January 1, each year that the consulting agreement is in force, he will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. For the nine month period ended March 31, 2013, we recorded $103,047 in consulting fees – related party expense in connection with these contracts. As of March 31, 2013, the Company accrued a total of $1,953 in royalties payable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office lease

In January 2011, the Company rented office space in Canada from a related party, a company owned by a son of our Company’s President, on a month to month basis for approximately $798 ($800 CAD) per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,900 ($1,860 CAD) per month; beginning in May 2011, we began paying the owner of the building directly. Rent expense was $17,022 and $16,757 for the nine months ended March 31, 2013 and 2012, respectively.

Warehouse lease

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on October 5, 2011 requires monthly payment of $2,690 (CDN $2,500) plus related taxes and a $2,690 (CDN $2,500) security deposit. Rent expense was $29,649 and none for the nine months ended March 31, 2013 and 2012.

Consulting agreements

On May 16, 2012 the Company entered into a consulting agreement with a third party for her consulting services to perform the duties Chief Operating Officer (COO) at a rate of $100,000 USD per annum for the first year, after the first year the base compensation will not be less than $120,000 per year.  The agreement will be in effect for a period of twenty-four months, ending on April 30, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. She also received a signing bonus of 1,000,000 shares of our restricted common stock valued at $40,000. For the nine month period ended March 31, 2013 and 2011, we recorded $39,999 and none, respectively, in total consulting fees expense in connection with this contract. On December 7, 2012, the Company terminated this agreement for cause.

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES – continued

Consulting agreements - continued

On July 24, 2012, the Company entered into a consulting agreement with a third party for his consulting services to perform public relations services at a rate of $2,000 USD per month for three months beginning August 1, 2012.  The agreement will be in effect for a period of three months ending on October 31, 2012.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a thirty day written notice. He also receives 15,000 shares of our restricted common stock for each month of service, or a total of 45,000 shares valued at $4,500. For the nine month period ended March 31, 2012, we recorded $10,500, in total consulting fees expense in connection with this contract.

License and exclusive marketing agreement

On July 11, 2012, the Company entered into a License and Exclusive Marketing Agreement with an unrelated party (Marketer). The Company granted Marketer an exclusive license to promote, advertise, market, sell and distribute the Company’s line of baby products, under the Adiri® brand, through commercials and over the Internet, in North America. The Agreement is for an initial four year term with automatic renewals for three additional two year periods if Ideal generates certain pre-determined sales of the Company’s products during the term of the Agreement.

Products sold through Marketer’s efforts will be sold to Marketer on a consignment basis. After the products are sold, Marketer shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated.

The Company also agreed to issue Marketer eight million (8,000,000) shares of our restricted common stock, issuable when certain milestones are completed. The Company agreed to issue three million (3,000,000) shares upon completion of the initial “short-form” commercial, and the remaining five million (5,000,000) shares when Marketer’s gross sales of our products reach $1,000,000. The Company also agreed to pay Marketer a five percent (5%) royalty on the Company’s sales outside of the Marketer network, beginning once the commercial has been produced, this royalty shall continue to be payable to Marketer for a period of eight (8) years following any termination or expiration of the agreement. The Company may terminate this agreement with a thirty (30) day notice prior to the end of the current term, or if sales level have not been met by Marketer; Marketer may terminate this agreement with a sixty (60) day notice at any time. The Company retains all rights to our intellectual properties, and has not transferred any interest to Marketer.

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

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES – continued

Supplier agreement

On January 22, 2013, the Company entered into a supplier agreement with Wal-Mart Canada Corp. (Wal-Mart) to supply 150 of its stores initially. The agreement provides for the terms and conditions for the purchases of the Company’s products by Wal-Mart, as well as the payment terms for the purchases.

Royalty agreement

In connection with a common stock subscription (Note 9) dated March 27, 2013, the Company granted as part of the subscription, a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment of $10,000, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has not recorded a liability for this agreement due to the uncertainty of the production and sales of the future product.

NOTE 9 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended March 31, 2013 and June 30, 2012, there were 85,522,868 and 59,677,500 shares of our common stock issued and outstanding, respectively. As of the periods ended March 31, 2013 and June 30, 2012, there were 10,000 shares of our preferred stock issued and outstanding.

Common Shares – Issued and Outstanding

For the three and nine months ended March 31, 2013, the Company issued 85,000 and 7,646,350 shares, respectively, at the price of $0.10 per share, for total proceeds of $8,500 and $765,231, respectively.

For the three months ended March 31, 2013, the Company started a new private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. On March 27, 2013, the Company issued two units, consisting of 100,000 shares of our restricted common stock and a royalty agreement (Note 8), and received a cash payment of $10,000.

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

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 9 – STOCKHOLDER’S EQUITY - continued

Preferred Stock – Series “A” - continued

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

On August 24, 2012, the Company issued 30,000 restricted shares of our common stock for payment of public relations management services performed by an unrelated third party in the amount of $3,000, in payment of the consulting agreement (Note 8). The value of the public relations services is included in consulting fees in our statement of operations. On November 6, 2012, the Company issued 15,000 restricted shares of our common stock for final payment of the services, valued at $1,500, rendered under the agreement above.

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

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 9 – STOCKHOLDER’S EQUITY - continued

Stock Based Compensation - continued

On January 16, 2013, the Company issued 130,000 restricted shares of our common stock for payment of a debt owed to an advertiser for services performed in the amount of $13,000, plus $6,500 in a cash payment.

Common Stock Receivable

As part of the Royalty cancellation agreement (Note 8), we recorded a common stock receivable for $12,500 for the return and cancellation of shares of our common stock from our current President.

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

A summary of the common stock warrants, exercise price of $0.25, outstanding as of March 31, 2013 is presented below:

Number of Warrants
Balance at June 1, 2011	-
Granted	490,000
Exercised	-
Forfeited or Expired	-
Balance at June 30, 2012	490,000
Exercisable at June 30, 2012	490,000
Balance at July 1, 2012	-
Granted	-
Exercised	-
Forfeited or Expired	(490,000)
Balance at March 31, 2013	-
Exercisable at March 31, 2013	-

On April 19, 2012, the Board determined it was in the best interest of the Company to cancel all of the outstanding warrants. As of September 30, 2012, the Company collected all of the signatures from the warrant holders agreeing to the cancellations with no consideration.

NOTE 10 – 2013 STOCK OPTION PLAN

Our board of directors adopted and approved our 2013 Stock option Plan (“Plan”) on January 18, 2013, which provides for the granting and issuance of up to 30 million (30,000,000) shares of our common stock.

Our board of directors administers our Plan, however, they may delegate this authority to a committee formed to perform the administration function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award.  Our board of directors may amend or modify the Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 10 – 2013 STOCK OPTION PLAN - continued

The Plan permits us to grant Non-qualified stock options to our employees, directors and consultants.  The options issued under this Plan are intended to be Non-qualified Stock Options in full compliance with Code Section 409A.

The duration of a stock option granted under our Plan cannot exceed ten years.  The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of grant.

The Plan administrator determines the term of stock options granted under our Plan, up to a maximum of ten years, except in the case of certain events, as described below.  Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service.  If an optionee's service relationship with us ceases due to disability or death the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death.

Unless the Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.  An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

For the nine months ended March 31, 2013, the Company granted the following stock options:

For the nine months ended March 31, 2013
Grant Date	Options Granted	Exercise Price	Expiration term in years	To Whom Granted	Vesting Terms

January 29, 2013	8,381,150	$0.10	9.83	Granted to current President	Will vest completely at date of grant

Total Granted	8,381,150

After this grant there will be 21,618,850 available for future grant.

The value of employee and non-employee stock warrants granted during the nine months ended March 31, 2013 was estimated using the Black-Scholes model with the following assumptions:

January 29, 2013
Expected volatility (based on historical volatility)	501.71%
Expected dividends	0.00
Expected term in years	10
Risk-free rate	2.030%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 10 – 2013 STOCK OPTION PLAN - continued

A summary of the options granted to employees and non-employees under the plan and changes during the nine months ended March 31, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2012	-	$-
Granted	8,381,150	.10
Exercised	-
Forfeited or expired	-	-
Balance at March 31, 2013	8,381,150	$0.10	9.83	$--
Exercisable at March 31, 2013	8,381,150	$0.10	9.83	$--
Weighted average fair value of options granted during the year ended March 31, 2013		$0.10

The following table summarizes information about employee stock options under the 2013 Plan outstanding at March 31, 2013:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at February 28, 2013	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at February 28, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	8,381,150	9.83	$0.10	$--	8,381,150	$0.10	$--
	8,381,150	9.83	$0.10	$--	8,381,150	$0.10	$--

The total value of employee and non-employee stock options granted during the nine months ended March 31, 2013, was $838,115. During nine months ended March 31, 2013 the Company recorded $838,115 in stock-based compensation expense relating to stock option grants.

At March 31, 2013 there was no unrecognized compensation cost related to stock options granted under the plan.

RELIABRAND, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2013 and 2012
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (unaudited)

Notes payables – shareholders

On April 26, 2013 the Company borrowed $20,000 from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum.

On April 26, 2013 the Company borrowed $30,000 from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum.

Office – warehouse lease

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease, commences on April 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013.

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

Results of Operations for the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012

We have revenue of $19,896 for the period ended March 31, 2013 compared to revenue of $3,896 for the period ended March 31, 2012. The increase in our revenue can be attributed to our increase in sales of our products as we market them to consumers.  We anticipate that sales will continue to increase as we continue to pursue our business plan, and develop additional sales of our product line.

As of March 31, 2013, we had total assets of $2,017,944 and total liabilities of $211,853 compared to total assets of $1,806,130 and total liabilities of $165,333 as of June 30, 2012.  The increase in assets is mainly attributable to purchases of finished goods inventory of our products to be sold. We will purchase additional inventory as the needed to fulfill our sales.

During the three months ended March 31, 2013, we incurred operating expenses in the amount of $1,067,160. These operating expenses were comprised of consulting fees to related parties, consulting contract benefits, accounting, auditing and legal fees, selling, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $228,056 for the three months ended March 31, 2012.  The increase in expenses is because of the Company pursuing its business plan and hiring additional consultants to assist with operations, additional travel and marketing to attend trade shows and meet with potential retailers.  Additionally, the Company entered into an extension of its consulting agreement with its President and as part of that agreement, issued options to purchase shares of its common stock to its President, the expense of which are reflected in the Company’s operating expenses for the quarter.

For the three months ended March 31, 2013, we paid consulting fees of $102,080 to related parties compared to consulting fees to an entity controlled by our current President of $42,365 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, we paid rent expense of $20,069 compared to rent expense of $11,261 for the three months ended March 31, 2012.

We have generated minimal revenues since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations for the Nine Months Ended March 31, 2013 and the Nine  Months Ended March 31, 2012

During the nine months ended March 31, 2013, we incurred operating expenses in the amount of $1,601,748 and had revenues of $54,336. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $490,389 and revenues of $4,625 for the nine months ended March 31, 2012. The primary increase in operatinfg expenses is due to stock options issued to the Company’s President in the current quarter which were immediately vested and valued at approximately $838,115.

For the nine months ended March 31, 2013, we paid related party consulting fees of $242,790 to sons of the Company’s President and an entity controlled by our current President compared to consulting fees to the same related parties of $128,898 for the nine months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had a cash balance of $22,223, and as of June 30, 2012, the Company had a cash balance of $27,247.

For the nine months ended March 31, 2013, the Company raised $775,231 in a private placement of its common stock, conducted in compliance with Regulation S (“Regulation S”) and/or Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”), selling 7,746,350 shares of its common stock.   All these shares have been issued.  The Company is utilizing the proceeds from this offering to fund its current operations.

During the nine months ended March 31, 2013, the Company entered into royalty cancellation agreements with two shareholders in exchange for the issuance of an aggregate of 125,000, shares of the Company’s common stock, in restricted form, valued at $12,500. In addition, our President is returning to the Company a total of 312,500 shares of common stock issued to him in error.

During the nine months ended March 31, 2013, the Company secured termination agreements for its outstanding warrants from the warrant holders, and cancelled all 490,000 of its outstanding warrants, in exchange for no consideration.

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

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from Verity Enterprises Ltd, a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum which matured on January 14, 2013. We accrued $711 in interest expense in connection with this note, and both the principal and interest are outstanding as of March 31, 2013.

On February 15, 2013 the Company borrowed $50,000 from Heika Holdings a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing an 8% interest rate per annum. Repayment of this note shall be from sales of the Company’s products through WalMart Canada.  For each check received from WalMart Canada, the Company shall pay five percent (5%) of the proceeds which shall be applied to the repayment of this Note, including principal and accrued interest.  Upon satisfaction of this Note, Heika Holdings shall be entitled to a 2.5% royalty on future sales of the Company’s products through WalMart Canada in perpetuity. We accrued $196 in interest expense in connection with this note, and both the principal and interest are outstanding as of March 31, 2013.

On March 7, 2013, our President advanced the sum of $7,771 on a non-interest bearing, non-secured demand basis.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Reliabrand, Inc. and its wholly owned subsidiary, Reliabrand BC Ltd. Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

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

Reclassifications

Certain amounts in the period ended March 31, 2012 financial statements have been reclassified to conform to the current period ended March 31, 2013 presentation.

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

Shipping and Handling

Net shipping and handling costs of $6,919 and $2,129 for the period ended March 31, 2013 and 2012, respectively, are included in cost of goods.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Contractual Obligations

Office lease

In January 2011, the Company rented office space in Canada from a related party, Design Mode Studios, a company owned by a son of our Company’s President, on a month to month basis for approximately $798 ($800 CAD) per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,900 ($1,860 CAD) per month; beginning in May 2011, we began paying the owner of the building directly. Rent expense was $17,022 and $16,757 for the nine months ended March 31, 2013 and 2012, respectively.

Warehouse lease

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on October 5, 2011 requires monthly payment of $2,690 (CDN $2,500) plus related taxes and a $2,690 (CDN $2,500) security deposit. Rent expense was $29,649 and none for the nine months ended March 31, 2013 and 2012.

Office – warehouse lease

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease, commences on April 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013.

Consulting agreements

On May 1, 2012 the Company entered into a new consulting agreement with Brent Markus, a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with Brent Markus, for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the nine month period ended March 31, 2013, we recorded $38,061 in consulting fees – related party expense in connection with these contracts. As of March 31, 2013, the Company accrued a total of $1,627 in royalties payable.

On May 1, 2012 the Company entered into a consulting agreement with Kyle Markus, a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with Kyle Markus, for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the nine month period ended March 31, 2013, we recorded $38,061 in consulting fees – related party expense in connection with these contracts. As of March 31, 2013, the Company accrued a total of $1,627 in royalties payable.

On May 1, 2012 the Company entered into a new consulting agreement with Anthony Markus, a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2012, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with Anthony Markus, for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the nine month period ended March 31, 2013, we recorded $38,061 in consulting fees – related party expense in connection with these contracts. As of March 31, 2013, the Company accrued a total of $1,627 in royalties payable.

On January 18, 2013, the Company entered into a consulting agreement with Michael Markus, the son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the nine month period ended March 31, 2013, we recorded $25,560 in consulting fees – related party expense in connection with this contract and fees charged previous to this contract. As of March 31, 2013, the Company accrued a total of $449 in royalties payable.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he will also receive a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer. The prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also receive an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share (Note 11). On January 1, each year that the consulting agreement is in force, he will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. For the nine month period ended March 31, 2013, we recorded $103,047 in consulting fees – related party expense in connection with these contracts. As of March 31, 2013, the Company accrued a total of $1,953 in royalties payable.

On May 16, 2012 the Company entered into a consulting agreement with Colleen Preksto for her consulting services to perform the duties Chief Operating Officer (COO) at a rate of $100,000 USD per annum and 1,000,000 shares of our restricted common stock valued at $40,000. For the nine month period ended March 31, 2013 and 2012, we recorded $39,999 and none, respectively, in total consulting fees expense in connection with this contract. On December 7, 2012, the Company terminated this agreement for cause.

On July 11, 2012, the Company entered into a License and Exclusive Marketing Agreement with a marketing agency (Marketer) an unrelated party. The Company granted Marketer an exclusive license to promote, advertise, market, sell and distribute the Company’s line of baby products, under the Adiri® brand, through commercials and over the Internet, in North America. The Agreement is for an initial four year term with automatic renewals for three additional two year periods if Marketer generates certain pre-determined sales of the Company’s products during the term of the Agreement.

Products sold through Marketer’s efforts will be sold to Marketer on a consignment basis. After the products are sold by Marketer, Marketer shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated.

The Company also agreed to issue Marketer eight million (8,000,000) shares of our restricted common stock, issuable when certain milestones are completed. The Company agreed to issue three million (3,000,000) shares upon completion of the initial “short-form” commercial, and the remaining five million (5,000,000) shares when Markter’s gross sales of our products reach a total cumulative total of $1,000,000. The Company also agreed to pay Marketer a five percent (5%) royalty on the Company’s sales outside of the Marketer network, this royalty shall continue to be payable to Marketer for a period of eight (8) years following any termination or expiration of the agreement. The Company may terminate this agreement with a thirty (30) day notice prior to the end of the current term, or if sales level have not been met by Ideal; Ideal may terminate this agreement with a sixty (60) day notice at any time. The Company retains all rights to our intellectual properties, and has not transferred any interest to Ideal.

On July 24, 2012, the Company entered into a public relations consulting agreement with an unrelated third party for cash consideration of $2,000 per month and 15,000 shares of the Company’s common stock, in restricted form, for each month of service.  The initial term is for three months and commenced on August 1, 2012.  The agreement was terminated effective October 31, 2012.  For the nine month period ended March 31, 2013, we recorded $10,500 in total consulting fees expenses in connection with this agreement.

On November 15, 2012, the Company issued 200,000 restricted shares of our common stock in satisfaction of a debt owed to legal counsel for services performed in the amount of $20,000.

Royalty agreement

In connection with a new common stock subscription agreement, dated March 27, 2013, the Company granted as part of the subscription, a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment of $10,000, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has not recorded a liability for this agreement due to the uncertainty of the production and sales of the future product. The Company intends to use this same form of subscription agreement in the future.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Our auditors have informed us that we have a material weakness in internal controls regarding recording equity transactions and equity instruments. The Chief Executive Officer and Chief Accounting Officer has examined our controls and has implemented changes to improve the flow of information regarding equity transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, the Company raised $18,500 in a private placement of its common stock, conducted in compliance with Regulation S (“Regulation S”) and/or Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”), selling 185,000 shares of its common stock.  The Company is utilizing the proceeds from this offering to fund its current operations.

During the nine months ended March 31, 2013, the Company entered into royalty cancellation agreements with two unrelated shareholders in exchange for the issuance of an aggregate of 125,000 shares of the Company’s common stock, in restricted form, valued at $12,500. In addition, our President is returning to the Company a total of 312,500 shares of common stock issued to him in error.

During the nine months ended March 31, 2013, the Company secured termination agreements for its outstanding warrants from the warrant holders, and cancelled all 490,000 of its outstanding warrants.

Our board of directors adopted and approved our 2013 Stock option Plan (“Plan”) on January 18, 2013, which provides for the granting and issuance of up to 30 million (30,000,000) shares of our common stock.

Our board of directors administers our Plan, however, they may delegate this authority to a committee formed to perform the administration function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award.  Our board of directors may amend or modify the Plan at any time.  However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds - continued

The Plan permits us to grant Non-qualified stock options to our employees, directors and consultants.  The options issued under this Plan are intended to be Non-qualified Stock Options in full compliance with Code Section 409A.

The duration of a stock option granted under our Plan cannot exceed ten years.  The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of grant.

The Plan administrator determines the term of stock options granted under our Plan, up to a maximum of ten years, except in the case of certain events, as described below.  Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service.  If an optionee's service relationship with us ceases due to disability or death the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death.

Unless the Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.  An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

For the nine months ended March 31, 2013, the Company granted 8,381,150 to its current President, with an exercise price of $0.10 per option.  After this grant there will be 21,618,850 available for future grant.

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

RELIABRAND INC.

Date: May 8, 2013	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO