Form 10-K
period 2013-06-30
RELIABRAND INC.
filed 2013-09-30
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2013

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

State the issuer's revenues for its most recent fiscal year. $114,946
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $5,737,537

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares	Class as of September 15, 2013
Common Stock, Par Value $0.0001 per share	86,872,871

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

The Company’s name was changed to Alco Energy Inc. effective May 21, 2008 and on June 4, 2009, the Company’s name was changed to A & J Venture Capital Group, Inc.  On February 4, 2011, the Company changed its name to Reliabrand Inc.

The Company’s principal offices are located at 720 Evans Court, Suite 103, Kelowna, BC Canada V1X 6G4.  The Company’s telephone number is (778) 478-9997.

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

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW - continued

Our Business - continued

The Company acquired from 0875505 BC  all right, title, interest, applications and registrations of all the trademarks and patents of Adiri acquired by 0875505 BC in the following jurisdictions:  Australia, Brazil, Canada, Chile, China, Columbia, the European Union, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, South Korea, Switzerland, Taiwan, and the United States.  There are four U.S. patents, one European Patent (EP) patent application (valid until 2019), and one Canadian patent covering Adiri’s unique breast shaped nipple. There are additional U.S. utility & design patent applications pending as well as a Patent Cooperation Treaty (PCT) application filed along with numerous International Registered Trademarks.

With the acquisition of these assets including the patents and trademarks, the Company has developed and has begun manufacturing a newer version of the Adiri baby bottles and related components such as sippy cups. The Company intends to aggressively promote and market the bottles and hopes to secure widespread retail distribution outlets for the bottles.  To achieve that goal, the Company has begun negotiation with large retail chains to supply the Adiri bottles for sale to retail customers. The Company manufactures the baby bottles and accessories in China.

Presently, the Company is selling the baby bottles through its online website and has begun limited retail distribution as well.  The Company is presently in discussion with distributors of baby bottles and related products in over 20 countries worldwide.   The Company has entered into agreements with Walmart of Canada to sell the Company’s products in the 338 Walmart stores in Canada.  The Company is also in the process of entering into additional agreements with distributors and retailers to sell its products domestically and internationally.  The Company also sells its products through its website, www.reliabrand.com.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total cash expenditures of at least $1,000,000. In this regard and during such period, we anticipate spending $100,000 on professional fees attributable to fulfilling our reporting obligations under the federal securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any agreements or arrangements in place for any future equity financing event. If we are required to raise additional funds, substantial dilution may result to existing shareholders.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company will compete with much larger companies in the baby bottle and related baby products that have significantly longer operating histories and are much better capitalized as well as having well-known names that consumers recognize.    The Company’s competitive position within the industry is negligible in light of the fact. Older, well-established baby bottle companies with records of success currently attract customers. The Company expects to compete with these companies based on the unique design of the Company’s baby bottles and components.    Mr. Markus, the Company’s sole officer and director, presently devotes his full time to its operations.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

At present, the Company has the patents and trademarks it acquired from 0875505 BC Ltd. in April, 2011 as described above.  The Company has filed additional patent and trademark applications and anticipates making additional filings in the future as the Company begins to grow.

The Company’s web site, www.reliabrand.com, is copyrighted under United States law and is a registered domain name owned directly by the Company.

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW - continued

Research and Development

The Company currently intends to continue producing the Adiri baby bottle and components.  As the Company generates anticipated revenues from the future sales of baby products, the Company may begin research and development into other baby products.  At the present time, the Company does not have any research and development (“R & D”) personnel and it may not ever reach the level of operations and revenues which would be required to sustain such an R & D department.  If an R & D department is established, there can be no assurances that the R & D would be successful in developing or patenting any new products or enhancements on existing patents or that any such potential patents would generate any significant revenue, if any, to the Company.

The Company has not expended any material amount in research and development activities during the last two fiscal years but anticipate that we will be spending more money on research and development in the future.   We have developed, created and paid for molds for the Adiri transitional cap, H2Glo cap, MD+ Nurser and have hired a design engineer to design the 3.0 version of our baby bottle.

Number of Total Employees and Number of Full-Time Employees

The Company presently utilizes the services of consultants and has no full-time employees. The services of Antal Markus, our CEO, are provided pursuant to a consulting agreement with his company, Marant Holdings, Inc.   The Company utilizes the services of outside consultants as needed.  The Company does not anticipate adding any employees at the present time.

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

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on February 28, 2007 and we have realized minimal revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on February 28, 2007 to June 30, 2013 is $3,377,557. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and are just beginning to generate revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

We have few customers since we have only begun to have a retail presence in stores in Canada within the past fiscal year.  We have not established ourselves sufficiently in the retail market and online to have many repeat customers and we cannot guarantee we ever will have any. If we are unable to attract enough customers once we commence sales of our baby bottles, we will have to suspend or cease operations.

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

Any change to government regulation/administrative practices may have a negative impact on the ability to operate and reach profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.  If the government were to regulate the manufacture of our products or if the materials we use to manufacture our products were deemed unsafe by regulators, it would have a detrimental effect on our business.  We are unaware of any proposed regulations that would potentially affect our business.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the financial statements, we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Historically, the market prices of companies quoted on the Over-The-Counter Bulletin Board generally have been very volatile and have experienced sharp share price and trading volume changes.

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

As a public company, we will incur significant legal, accounting and other expenses. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). We expect these rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

ITEM 1A. - RISK FACTORS - continued

Risks Related to Our Stock – continued

We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance if we choose to do so in the future. Thus, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our director and sole officer, Antal Markus, is not a resident of the United States. Consequently, it may be difficult for investors to effect service of process on Mr. Markus in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Markus based on the civil liability provisions of the United States securities laws. Since substantially all of our tangible assets are located in Canada, it may be difficult or impossible for U.S. investors to collect a judgment against us. Further, any judgment obtained in the United States against us may not be enforceable in Canada.

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal offices are located at 720 Evans Court, Suite 103, Kelowna, BC Canada V1X 6G4. Our telephone number is (778) 478-9997.  We entered into a two year lease of our office and warehouse space on April 1, 2013.  Our monthly rent is $3,600.  The Company believes that our facilities are sufficient for our current operations.

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

Period	High Price		Low Price
November 12, 2007 December 31, 2007	$	n/a	$	n/a
January 1, 2008 – March 31, 2008	$	n/a	$	n/a
April 1, 2008 June 30, 2008	$	n/a	$	n/a
July 1, 2008 – September 30, 2008	$	n/a	$	n/a
October 1, 2008 – December 31, 2008		$1		$0.01
January 1, 2008 – March 31, 2008		$1		$0.01
April 1, 2008 -June 30, 2008		$1		$0.01
July1, 2009 - June 30,2010		$0.21		$.0021
July 1, 2010 – September 30, 2010		$.25		$.25
October 1, 2010 – December 31, 2010		$.25		$.25
January 1, 2011 – March 31, 2011		$.250		$.16
April 1, 2011 – June 30, 2011		$.25		$.10
July 1, 2011 – September 30, 2011		$.25		$.10
October 1, 2011 – December 31, 2011		$.25		$.025
January 1, 2012 – March 31, 2012		$.04		$.025
April 1, 2012 – June 30, 2012		$.12		$.025
July 1, 2012 – September 30, 2012		$.11		$.51
October 1, 2012 – December 31, 2012		$.19		$.53
January 1, 2013 – March 31, 2013		$.10		$.37
April 1, 2013 – June 30, 2013		$.10		$.185

Recent Sales of Unregistered Securities

During the year ended June 30, 2013, the Company closed several private placements for aggregate proceeds of $642,184, or 6,420,000 shares, respectively, at the price of $0.10 per share, for total proceeds of $642,184, net of costs. The Company relied on exemptions from registration under Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

For the year ended June 30, 2013, the Company commenced a private offering of its securities.  The offering was comprised of units consisting of 50,000 shares of our common stock, in restricted form, and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the amount of the initial investment, subsequently converting to a 2.5% perpetual royalty on the same product. For the year ended June 30, 2013, the Company issued twenty-nine units, consisting of 1,450,000 shares of our restricted common stock and a royalty agreement for which it received net proceeds of $145,000. The Company relied on exemptions from registration under Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Holders

As of June 30, 2013, we have 86,822,868 shares of our Common Stock issued and outstanding held by 119 shareholders of record.

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

For the year ended June 30, 2013, the Company granted the following stock options:

For the year ended June 30, 2013
Grant Date	Options Granted	Exercise Price	Expiration term in years	To Whom Granted	Vesting Terms

January 29, 2013	8,381,150	$0.10	9.59	Granted to current President	Fully vested at date of grant

Total Granted	8,381,150

After this grant there will be 21,618,850 available for future grant.

Increase of authorized common stock shares

In December 2012, the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000.

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

Plan of Operations

The Company’s strategy is to manufacture baby bottles and the related components initially and to offer those products for sale via the Company’s website, wholesale to specialty baby products retailers, or through distributors throughout the world.

Overall, during the next 12 months, we cannot predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the projects that we seek.  If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total cash expenditures of at least $1,000,000. In this regard and during such period; we anticipate spending $100,000 on professional fees attributable to fulfilling our reporting obligations under the federals securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditors have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2013. In the fourth quarter of fiscal year 2013, the Company’s management determined that it exited the development stage.

Results of Operations for the Year Ended June 30, 2013 and the Year Ended June 30, 2012

We had revenues of $114,946 for the year ended June 30, 2013 compared to revenues of $13,600 for the year ended June 30, 2012. The increase in sales of $101,346 or 745.10%, is due to our retail sales increasing through our website, and beginning wholesale sales to WalMart Canada and CFO Group, in pursuit of our marketing plan for our products.

During the year ended June 30, 2013, we incurred operating expenses in the amount of $2,000,059. These operating expenses were comprised of amortization and depreciation expenses, accounting and audit fees, consulting fees, rent expense, general and management expenses, and transfer agent fees. This compared to operating expenses of $813,129 for the year ended June 30, 2012. The increase was primarily due to the Company’s increased manufacturing and sales activities in connection with the sale of its products and the generation of revenue and from the cost of issuing stock options to our CEO and impairment of patents.

As of June 30, 2013, we had total assets of $1,891,633 and total liabilities of $445,289 compared to total assets of $1,806,130 and total liabilities of $165,333 as of June 30, 2012.  Of the total assets as of June 30, 2013, current assets were $444,920 and consisted of cash of $10,488, inventory of $279,316, accounts receivable of $41,929 and prepaid expenses of $113,187.  Other assets were $1,446,713 and consisted of patents of $1,093,459, intellectual properties of $100,000, net property and equipment of $132,413, deposits of $5,278, and product molds of $115,563. Total liabilities consisted of $211,341 in accounts payable, $21,654 in Accounts payable – related party, in Notes payable – shareholder  $96,907, in Contingent Royalties payable $82,264, in shareholder advances of $11,087, and $22,036 in miscellaneous accrued liabilities. Increase in liabilities due to equity-linked royalty and overall inability to remain current with its vendors.

During the year ended June 30, 2013, we analyzed our patents in accordance with our accounting policies and determined that nine of our patents were no longer useful to the Company's existing and future operations. As such we recorded an impairment loss of $181,633, as shown on the accompanying statement of operations.

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (“Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296,   resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011, we issued 35,000,000 shares of our common stock, par value $.0001, post-split.  As a condition to the Agreement, we had to implement our previously authorized 100-to-1 reverse stock split (Note 8) and change the Company’s name to “Reliabrand, Inc.” (Note 1).

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Results of Operations for the Year Ended June 30, 2013 and the Year Ended June 30, 2012 - continued

In January 2011, the Company rented office space in Canada from a related party, a company owned by a son of our Company’s President, on a month to month basis for approximately $798 ($800 CAD) per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,900 ($1,860 CAD) per month; beginning in May 2011, we began paying the owner of the building directly. Rent expense was $18,835 and $29,649 for the years ended June 30, 2013 and 2012, respectively.

On April 1, 2013, the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commences on May 1, 2013 and the monthly rent is approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. Rent expense was $14,413 and none for the years ended June 30, 2013 and 2012.  As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse. This work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements.

During the year ended June 30, 2013, our President advanced the Company $22,552 USD on a non-interest bearing, non-secured, on demand basis, and was repaid $11,465 USD. As of June 30, 2013, the balance of $11,087 is outstanding.

We began generating revenue for the year ended June 30, 2012 and had revenues of $114,946 for the year ended June 30, 2013.  However, we continue to be dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.  The Company does not anticipate paying dividends in the near future, if ever.

Liquidity and Capital Resources

As of June 30, 2013 and 2012, the Company had a cash balance of $10,488 and $27,247, respectively.

We issued 974,500 and 1,199,500 shares as payment to certain vendors for services during the years ended June 30, 2013 and 2012, respectively.

For the year ended June 30, 2013, the Company issued 6,420,000 shares of its common stock in private placements pursuant to exemptions from registration under Regulations S, D and Section 4(2) of the Securities Act.

For the year ended June 30, 2013, the Company issued twenty-nine units, consisting of 1,450,000 shares of our restricted common stock and a royalty agreement, for which it received net proceeds of $145,000.The Company relied on exemptions from registration under Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

During the year ended June 30, 2013, the Company used cash of approximately $790,000 for operations. Roughly $315,000 was used to pay related party consulting fees, $150,000 was used to purchase, or place a deposit, on inventory, and about $140,000 on professional and other consulting fees.

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from its offering. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

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

Patents

Patents are recorded at cost and are amortized on a straight-line basis over their remaining useful lives beginning with the date that the patent is secured by the Company.  The original patent useful life is 20 years from the date of issuance. Our patents have various expiration dates ranging from October 2017 through January 2032.

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

Contractual Obligations

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we fully pre-paid this commitment. In the year ended June 30, 2012, we purchased an additional $119,372 of inventory from the same 3rd party supplier; which was fully paid for all the product shipments.  As of June 30, 2012, we found that we had defective and substandard products, and after checking our inventory and have destroyed and disposed of the unusable inventory and recorded an inventory loss of $110,397 which is reflected in our statement of operations.  As of June 30, 2013, the Company did not have any purchase commitments.

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

Products sold through Marketer’s efforts will be sold to Marketer on a consignment basis. After the products are sold, Marketer shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated. As of June 30, 2013, no sales have been generated through this arrangement.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS - continued

Contractual Obligations - continued

The Company also agreed to issue Marketer eight million (8,000,000) shares of our restricted common stock, issuable when certain milestones are completed. The Company agreed to issue three million (3,000,000) shares upon completion of the initial “short-form” commercial, and the remaining five million (5,000,000) shares when Marketer’s gross sales of our products reach $1,000,000. The Company also agreed to pay Marketer a five percent (5%) royalty on the Company’s sales outside of the Marketer network, beginning once the commercial has been produced, this royalty shall continue to be payable to Marketer for a period of eight (8) years following any termination or expiration of the agreement. As of June 30, 2013, no commercial has been completed and as such no related royalties have been recorded. The Company may terminate this agreement with a thirty (30) day notice prior to the end of the current term, or if sales level have not been met by Marketer; Marketer may terminate this agreement with a sixty (60) day notice at any time. The Company retains all rights to our intellectual properties, and has not transferred any interest to Marketer.

Contingent Royalties

For the year ended June 30, 2013, the Company started a new private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, the Company recorded a contingent liability for this agreement in the amount of $82,264 and is based upon projections of our sales on these products. For the year ended June 30, 2013, the Company issued twenty-nine units, consisting of 1,450,000 shares of our restricted common stock and a royalty agreement, and received a cash payment of $145,000.

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

As of June 30, 2013 and 2012, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8 - FINANCIAL STATEMENTS

RELIABRAND, INC.

TABLE OF CONTENTS

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets, for the years ended June 30, 2013 and 2012	F-2

	Consolidated Statements of Operations for the years ended June 30, 2013 and 2012, and cumulative during development stage from February 22, 2007 (inception) through June 30, 2013	F-3

	Consolidated Statements of Stockholders' (Deficit) for the period from February 22, 2007 (inception) through June 30, 2013	F-4

	Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012, and cumulative during development stage from February 22, 2007 (inception) through June 30, 2013	F-8

	Notes to Financial Statements	F-10

Board of Directors
Reliabrand, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the consolidated balance sheets of Reliabrand Inc. as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliabrand Inc. as of June 30, 2013 and 2012, the results of operations, stockholders’ equity and its cash flows for the each of the years then ended , in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has earned $128,546 in revenue since inception and has an accumulated deficit $3,377,557, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
Farber Hass Hurley LLP
September 30, 2013
Granada Hills, CA

RELIABRAND, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$10,488	$27,247
Accounts receivable	41,929	-
Inventory, net	279,316	171,505
Prepaid expenses	113,187	48,506

TOTAL CURRENT ASSETS	444,920	247,258

OTHER ASSETS
Deposits	5,278	4,292
Property and equipment, net (Note 3)	132,413	28,796
Intellectual and product properties (Note 5)	100,000	143,828
Patents, net of amortization of $110,296 - June 30, 2013
and $70,273 - June 30, 2012 (Note 5)	1,093,459	1,303,348
Product molds, net of amortization of $58,319 - June 30, 2013
and $18,974 - June 30, 2012 (Note 3)	115,563	78,608

TOTAL OTHER ASSETS	1,446,713	1,558,872

Total Assets	$1,891,633	$1,806,130

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$211,341	$52,230
Accounts payable - related party	21,654	12,290
Accrued taxes payable	4,493	174
Shareholder advances (Note 7)	11,087	-
Note payable to shareholder (Note 6)	96,907	95,254
Contingent royalties payable	82,264	-
Royalties payable - related party	16,389	-
Accrued liabilities - related party	1,154	5,385

TOTAL CURRENT LIABILITIES	445,289	165,333

STOCKHOLDERS' EQUITY (Note 9)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
June 30, 2013 and 2012, respectively	1	1

Common stock, par value $.0001, 150,000,000 and 100,000,000
shares authorized, respecctively;
86,822,868 issued and outstanding - June 30, 2013
59,677,500 issued and outstanding - June 30, 2012	8,686	5,968
Paid in Capital	4,829,967	2,148,338
Subscription receivable	(2,253)	(2,440)
Stock due from shareholder	(12,500)	-
Common Stock Subscribed	-	853,705
Accumulated (Deficit)	(3,377,557)	(1,364,775)

Total Stockholders' Equity	1,446,344	1,640,797

Total Liabilities and Stockholders' Equity	$1,891,633	$1,806,130

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2013	2012

REVENUES	$114,946	$13,600

COST OF GOODS	124,288	19,817

GROSS LOSS	(9,342)	(6,217)

EXPENSES

Amortization and Depreciation	104,713	62,019
Accounting, Audit, and Legal fees	154,209	128,976
Consulting fees	96,815	53,551
Consulting fees - related parties	324,006	216,736
Rent expense	62,897	44,538
Selling, general and administrative	233,056	121,539
Consulting contract benefits - related party	4,615	6,882
Stock compensation - officers	838,115	-
Inventory impairment	-	110,397
Loss on bad debt	-	68,491
Loss on abandonment of patents	181,633	-

Total expenses	2,000,059	813,129

NET OPERATING (LOSS)	(2,009,401)	(819,346)

OTHER INCOME (EXPENSE)
Interest Income	-	3,355
Interest Expense	(3,381)	(6,711)

NET (LOSS)	$(2,012,782)	$(822,702)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	81,918,032	59,578,165

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Paid-in	Subscription	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	(Deficit)	Total

Balances, June 30, 2011	10,000	$1	59,122,500	$5,912	$2,009,764	$-	$-	$(542,073)	$1,473,604

Shares issued for cash in a private placement at $0.25 per share on August 8, 2011, net of offering costs	-	-	100,000	10	24,990				25,000

Shares issued for cash in a private placement at $0.25 per share on August 16, 2011, net of offering costs	-	-	20,000	2	4,998				5,000

Shares issued for payment for account payable invoice at $0.25 per share on August 31, 2011	-	-	2,000	1	504				505

Shares issued for Website design and maintenance services at $0.25 per share on August 25, 2011	-	-	62,500	6	15,619				15,625

Shares issued for cash in a private placement at $0.25 per share on September 12, 2011, net of offering costs	-	-	208,000	21	51,979				52,000

Shares issued for cash in a private placement at $0.25 per share on September 14, 2011, net of offering costs	-	-	80,000	8	19,992				20,000

Shares issued for cash in a private placement at $0.25 per share on September 19, 2011, net of offering costs	-	-	12,000	1	2,999				3,000

Shares issued for cash in a private placement at $0.25 per share on September 21, 2011, net of offering costs	-	-	60,000	6	14,994				15,000

Shares issued for payment for account payable invoices at $0.25 per share on September 22, 2011	-	-	10,000	1	2,499				2,500

Shares subscribed for payment, 50,000 shares at $0.0483 per share on March 16, 2012	-	-	-	-	-		3,705		3,705

Shares subscribed for payment, 550,000 shares at $0.10 per share on April 2, 2012	-	-	-	-	-		55,000		55,000

Shares subscribed for payment, 2,500,000 shares at $0.10 per share on May 9, 2012	-	-	-	-	-	(2,440)	250,000		247,560

Shares subscribed for operations consulting agreement, 1,000,000 shares at $0.04 per share on May 17, 2012	-	-	-	-	-		40,000		40,000

Shares subscribed for payment of account payable invoices, 125,000 shares at $0.04 per share on May 17, 2012	-	-	-	-	-		5,000		5,000

Shares subscribed for payment of notes payable loans, 12,500,000 shares at $0.04 per share on May 17, 2012	-	-	-	-	-		500,000		500,000

Net (loss) for the year								(822,702)	(822,702)
Balances, June 30, 2012	10,000	1	59,677,000	5,968	2,148,338	(2,440)	853,705	(1,364,775)	1,640,797

Shares issued for common stock subscribed	-	-	16,725,000	1,673	852,032		(853,705)		-

Shares issued for cash in a private placement at $0.10 per share on July 1, 2012, net of offering costs	-	-	100,000	10	9,990				10,000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on July 12, 2012, net of offering costs	-	-	50,000	5	4,995			5,000

Shares issued for cash in a private placement at $0.10 per share on July 15, 2012, net of offering costs	-	-	85,000	9	8,491	100		8,600

Shares issued for cash in a private placement at $0.10 per share on July 17, 2012, net of offering costs	-	-	590,000	59	58,941			59,000

Shares issued for cash in a private placement at $0.10 per share on July 18, 2012, net of offering costs	-	-	700,000	70	69,930	344		70,344

Shares issued for payment for account payable invoices at $0.10 per share on July 18, 2012	-	-	24,500	2	2,448			2,450

Shares issued for cash in a private placement at $0.10 per share on July 20, 2012, net of offering costs	-	-	360,000	36	35,964	(311)		35,689

Shares issued for cash in a private placement at $0.10 per share on July 23 2012, net of offering costs	-	-	350,000	35	34,965			35,000

Shares issued for cash in a private placement at $0.10 per share on July 24, 2012, net of offering costs	-	-	50,000	5	4,995	54		5,054

Shares issued for cash in a private placement at $0.10 per share on August 12, 2012, net of offering costs	-	-	100,000	10	9,990			10,000

Shares issued for agreement to cancel royalty agreement, 125,000 shares total, on August 24, 2012	-	-	75,000	8	7,492		5,000	12,500

Share to be returned and cancelled by our President for the above issuance						(12,500)		(12,500)

Shares issued for public relation consulting at $0.10 per share on August 24, 2012	-	-	30,000	3	2,997			3,000

Shares subscribed for payment, 55,000 shares at $0.10 per share on September 26, 2012	-	-	-	-	-	-	5,500	5,500

Shares subscribed for payment, 500,000 shares at $0.10 per share on September 27, 2012	-	-	-	-	-	-	50,000	50,000

Shares subscribed for payment, 380,000 shares at $0.10 per share on September 28, 2012	-	-	-	-	-	-	38,000	38,000

Shares issued for common stock subscribed	-	-	935,000	94	93,406		(93,500)	-

Shares issued for agreement to cancel royalty agreement, 50,000 shares on October 1, 2012	-	-	50,000	5	4,995		(5,000)	-

Shares issued for payment for account payable invoices at $0.42 per share on October 1, 2012	-	-	100,000	10	42,693			42,703

Shares issued for payment for account payable invoices at $0.10 per share on October 1, 2012	-	-	25,000	3	2,497			2,500

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on October 24, 2012, net of offering costs	-	-	1,000,000	100	99,900	100,000

Shares issued for cash in a private placement at $0.10 per share on October 30, 2012, net of offering costs	-	-	100,000	10	9,990	10,000

Shares issued for cash in a private placement at $0.10 per share on October 31, 2012, net of offering costs	-	-	150,000	15	14,985	15,000

Shares issued for cash in a private placement at $0.10 per share on November 2, 2012, net of offering costs	-	-	300,000	30	29,970	30,000

Shares issued for cash in a private placement at $0.10 per share on November 3, 2012, net of offering costs	-	-	10,000	1	999	1,000

Shares issued for cash in a private placement at $0.10 per share on November 5, 2012, net of offering costs	-	-	210,000	21	20,979	21,000

Shares issued for cash in a private placement at $0.10 per share on November 6, 2012, net of offering costs	-	-	60,000	6	5,994	6,000

Shares issued for public relation consulting at $0.10 per share on November 6, 2012	-	-	15,000	2	1,498	1,500

Shares issued for cash in a private placement at $0.10 per share on November 7, 2012, net of offering costs	-	-	100,000	10	9,990	10,000

Shares issued for cash in a private placement at $0.10 per share on November 8, 2012, net of offering costs	-	-	350,000	35	34,965	35,000

Shares issued for cash in a private placement at $0.10 per share on November 9, 2012, net of offering costs	-	-	50,000	5	4,995	5,000

Shares issued for payment for account payable invoices at $0.10 per share on November 15, 2012	-	-	200,000	20	19,980	20,000

Shares issued for cash in a private placement at $0.10 per share on November 27, 2012, net of offering costs	-	-	50,000	5	4,995	5,000

Shares issued for cash in a private placement at $0.10 per share on November 28, 2012, net of offering costs	-	-	500,000	50	49,950	50,000

Shares issued for cash in a private placement at $0.10 per share on November 30, 2012, net of offering costs	-	-	500,000	50	49,950	50,000

Shares issued for cash in a private placement at $0.10 per share on December 5, 2012, net of offering costs	-	-	70,000	7	6,993	7,000

Shares issued for cash in a private placement at $0.10 per share on December 6, 2012, net of offering costs	-	-	120,000	12	11,988	12,000

Shares issued for cash in a private placement at $0.10 per share on December 13, 2012, net of offering costs	-	-	95,000	10	9,490	9,500

Shares issued for payment of a notes payable at $0.10 per share on December 14, 2012	-	-	751,368	75	75,062	75,137

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on December 14, 2012, net of offering costs	-	-	500,000	50	21,583				21,633

Shares issued for cash in a private placement at $0.10 per share on December 15, 2012, net of offering costs	-	-	50,000	5	4,995				5,000

Shares issued for cash in a private placement at $0.10 per share on January 14, 2013, net of offering costs	-	-	45,000	5	4,495				4,500

Shares issued for settlement of an account payable at $0.10 per share on January 16, 2013	-	-	130,000	13	12,987				13,000

Shares issued for cash in a private placement at $0.10 per share on January 22, 2013, net of offering costs	-	-	40,000	4	3,996				4,000

Stock option expense for vested options granted January 29, 2013					838,115				838,115

Shares issued for cash in a private placement at $0.10 per share on March 27, 2013, net of offering costs	-	-	100,000	10	4,317				4,327

Shares issued for cash in a private placement at $0.10 per share on April 8, 2013, net of offering costs	-	-	100,000	10	4,317				4,327

Shares issued for consulting services performed at $0.10 per share on June 7, 2013	-	-	200,000	20	19,980				20,000

Shares issued for cash in a private placement at $0.10 per share on June 12, 2013, net of offering costs	-	-	50,000	5	2,158				2,163

Shares issued for payment of a notes payable at $0.10 per share on June 21, 2013	-	-	700,000	70	30,217				30,287

Shares issued for marketing consulting at $0.10 per share on June 21, 2013	-	-	250,000	25	24,975				25,000

Net (loss) for the year								(2,012,782)	(2,012,782)
Balances, June 30, 2013	10,000	$1	86,822,868	$8,686	$4,829,967	$(14,753)	$-	$(3,377,557)	$1,446,344

The accompanying notes are an integral part of these financial statements

RELIABRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2013	2012

OPERATING ACTIVITIES
Net (loss)	$(2,012,782)	$(822,702)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for services	24,500	40,000
Stock compensation - officers	838,115	-
Depreciation and amortization	144,059	80,993
Inventory impairment	20,722	110,397
Loss on abandonment of patents	181,633	-
Bad debt expense	-	68,491
Changes in operating assets and liabilities:
Accounts receivable	(41,929)	-
Prepaid expenses	(40,667)	(16,787)
Inventory	(128,533)	(272,481)
Accrued interest - notes receivable	-	(3,355)
Accounts payable	197,067	89,532
Accounts payable - related party	9,364	-
Accrued liabilities	16,476	5,559
Accrued interest - notes payable	3,359	1,363

NET CASH (USED BY) OPERATING ACTIVITIES	(788,616)	(718,990)

INVESTING ACTIVITIES
Cash received from the BC Ltd. asset acquisition	-	3,705
Purchase of property and equipment	(93,543)	(14,814)
Increase in capitalized patent costs	-	(4,343)
Increase in intellectual properties	-	(92,316)
Increase in product molds	(76,300)	-

NET CASH (USED BY) INVESTING ACTIVITIES	(169,843)	(107,768)

FINANCING ACTIVITIES
Proceeds from sale of common stock	787,184	422,562
Proceeds from shareholder advances/ notes	165,981	77,808
Proceeds from notes payable	-	343,890
Repayment of shareholder advances	(11,465)	(20,128)

NET CASH PROVIDED BY FINANCING ACTIVITIES	941,700	824,132

NET (DECREASE) IN CASH	(16,759)	(2,626)

CASH, BEGINNING OF PERIOD	27,247	29,873

CASH, END OF PERIOD	$10,488	$27,247

CASH PAID FOR INTEREST	$-	$5,278

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

B.C. Ltd asset acquisition
Fair value of assets acquired	$-	$-
Less liabilities assumed	-	-
Net assets acquired	-	-
Less shares issued	-	(3,705)
Net cash acquired	$-	$(3,705)

Shares issued for website development
Website development	$-	$(13,125)
Common stock issued	-	13,125
	$-	$-
Debt Converted to Common Stock Subscribed
Accounts payable	$(37,949)	$(5,000)
Accounts payable - related party	-	(93,555)
Notes payable	-	(248,636)
Accrued interest	-	(1,364)
Note Payable - shareholder	(145,137)	(156,445)
Purchase of property and equipment	(42,704)	-
Contingent royalties	39,713	-
Common stock subscribed	186,077	505,000
	$-	$-
Shares issued for common stock subscribed
Common stock subscribed	$853,705	$-
Common stock issued	(853,705)	-
	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 1 – HISTORY, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

History, Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date, in the current year ended June 30, 2013, we have commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007.  The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions.  The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free (Note 5).  The Company intends to aggressively promote and market the bottles and accessories and plan to secure retail distribution outlets for the bottles. The Company’s year-end is June 30. In the fourth quarter of fiscal year 2013, the Company’s management determined that it exited the development stage, as defined in FASB ASC 915-10. The Company had adjusted its financial statement presentation accordingly.

Business Composition

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents, and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296 owed by Watergeeks, Inc, a related party entity, to BC Ltd, resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.001, post-split

On March 16, 2012, we entered into a Share Purchase Agreement (the “agreement 2”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company to acquire the company through a share exchange. As noted above, we had already purchased all the assets and liabilities from the company in the above agreement. We decided to purchase the equity in BC Ltd because while we were beginning the process to transfer the patents and trademarks to our company name, we found the process to be very costly and very lengthy. Whereas if we acquired the BC Ltd as a wholly owned subsidiary we would own the patents and trademarks without completing the transfer process, which was most cost effective for our company with our limited cash reserves, and offered the quickest and most cost effective remedy to protect our interests and our shareholders assets. In exchange for the shares of stock of BC Ltd, we agreed to issue to the shareholders of BC Ltd 50,000 shares of our restricted common stock, as of June 30, 2012, these shares are pending to be issued, and were issued on September 11, 2012. We also acquired the remaining cash of approximately $3,705 USD.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP).

Consolidation Policy

The accompanying June 30, 2013 financial statements include the Company’s accounts and the accounts of its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s ownership of its subsidiary as of June 30, 2013 is as follows:

Name of Subsidiary	Percentage of Ownership
0875505 B.C. Ltd.	100.00%

Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Liquidity and Capital Resources

The Company anticipates that revenue for fiscal year 2014 may be insufficient to fully cover it’s expenses. The Company also expects to continue to incur substantial expenses relating to its marketing and sales efforts. As a result, the Company expects to incur losses over the next year unless it is able to realize additional revenues under any current or future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty. Accordingly, results of operations for any period may be unrelated to the results of operations for any other period.

The Company will likely need to raise and is pursuing additional funds through strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may be dilutive to shareholder interests. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product offerings, any of which could have a material adverse effect on its business. If the Company is not able to secure additional capital by the end of its fiscal year, it may be forced to terminate operations altogether in 2014.

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

As of June 30, 2013 we have a working capital deficit of $369, and accumulated deficit of $3,377,557. During the year ended June 30, 2013 we had a net loss of $2,012,782 and cash used in operating activities of $788,616. There is substantial doubt regarding the Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. However, there can be no assurances the the Company will be successful in these pursuits. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible to cash to be cash equivalents.

Concentration in Sales and Accounts Receivables to Few Customers

In the year ended June 30, 2013, our WalMart Canada and CFO Group sales accounted for 30.86% and 16.36%, respectively, of our revenues. In the year ended June 30, 2013, our North American and Russian sales accounted for 83.64% and 16.36%, respectively, of our revenues. In the year ended June 30, 2013, our WalMart Canada and CFO Group account receivables accounted for 89.34% and 10.43%, respectively, of our receivable balances.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  Tax returns are subject to examination by taxing authorities and returns for fiscal years 2008 – 2012 are still open.

Earnings (Loss) Per Common Share

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

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

Fair Value of Financial Instruments

In January 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to value its financial assets and liabilities. The adoption of ASC 820 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  Standards define fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, inventory, notes receivable, accounts payable, and notes payable are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

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

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars, since the functional currency of the Company is U.S. dollars; the foreign currency consolidated financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is immaterial to the consolidated financial statements.

Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts

Accounts and Notes receivable are stated at net realizable value. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. During June 30, 2012, we analyzed our receivables and determined that we had reason to doubt the collection of our notes receivable, from a related party, as such we recorded a bad debt impairment of $68,491, including three notes receivable and the associated accrued interest.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts - continued

The Company establishes the allowance for doubtful accounts using the specific identification method and may also provide a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. As of June 30, 2013, we have analyzed our accounts receivables and determined that no allowance is necessary.

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

Depreciation

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:

Office furniture and equipment	5 years
Leasehold improvements	Term of lease

Inventory

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages (see Note 4). Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of June 30, 2013 and 2012, we did not have any such accrued expenses.

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

Patents

Patents are recorded at cost and are amortized on a straight-line basis over their remaining useful lives beginning with the date that the patent is secured by the Company.  The original patent useful life is 20 years from the date of issuance. Our patents have various expiration dates ranging from October 2017 through January 2032.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid since the Company’s inception.

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

Shipping and Handling

Shipping and handling costs of $12,836 and $2,792 for the years ended June 30, 2013 and 2012, respectively, are included in general and administrative expenses.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising Costs

The Company expenses advertising costs when incurred. During the years ended June 30, 2013 and 2012, we had $93,570 and $51,710 in expenditures on advertising, respectively.

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

The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in ASC 350, "Intangibles—Goodwill and Other." ASC 350 requires that the Company not amortize goodwill and intangible assets with indefinite lives, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. The Company tests its goodwill and non-amortizable intangible assets for impairment on an annual basis at the end of its June fiscal year. ASC 350 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of the asset with its carrying amount, including goodwill. If the fair value of an asset exceeds its carrying amount, goodwill is not considered impaired and the Company does not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. As of June 30, 2013, we did recognize write off in our patents, see Note 5, and in the year ended June 30, 2012, the Company did not recognize any impairment associated with long lived assets.

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

As of June 30, 2013 and 2012, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the consolidated financial statements of the Company, except for the following:

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013	June 30, 2012
Computer equipment	$7,279	$4,054
Website	15,257	15,257
Office furniture and equipment	97,477	11,310
Leasehold improvements	46,855	--
	166,868	30,621
Less accumulated depreciation and amortization	(34,455)	(1,825)
	$132,413	$28,796

	June 30, 2013	June 30, 2012
Product production molds	$173,882	$97,582
Less accumulated amortization	(58,319)	(18,974)
	$115,563	$78,608

Depreciation was $32,630 and $1,875 for the years ended June 30, 2013 and 2012, respectively.

The Company also recorded amortization of products molds expense for the years ended June 30, 2013 and 2012 of $39,345 and $18,974, respectively, as reflected in cost of goods sold on the accompanying Statement of Operations.

NOTE 4 – INVENTORY

Purchase Commitment

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we have fully pre-paid this commitment. In the year ended June 30, 2012, we purchased an additional $119,372 of inventory from the same 3rd party supplier; we have fully paid for all the product shipments.  As of June 30, 2012, we found that we had defective and substandard products, we have checked our inventory and have destroyed and disposed of the unusable inventory and recorded an inventory loss of $110,397 which is reflected in our statement of operations. The Company had no such commitments as of June 30, 2013.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 4 – INVENTORY - continued

Inventory Write off

In accordance with our accounting policies, we have examined our inventory for obsolete inventory and determined that we have an inventory write down as of June 30, 2013 of $20,722 and is included in cost of goods on the accompanying statement of operations.

NOTE 5 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	June 30, 2013	June 30, 2012
Adiri patents	$800,552	$1,014,246
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	-
	1,203,755	1,373,621
Less accumulated amortization	(110,296)	(70,273)
	$1,093,459	$1,303,348

Plastic technology properties	$100,000	$100,000
Adiri patent legal fees	-	43,828
	$100,000	$143,828

The Company has recorded amortization of patents expense for the years ended June 30, 2013 and 2012 of $72,084 and $60,234, respectively.

During the year ended June 30, 2013, we analyzed our patents in accordance with our accounting policies and determined that nine of our patents were no longer useful to the Company's existing and future operations. As such we recorded a net loss of $181,633, and is shown on the accompanying statement of operations.

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS

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

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,166 USD of the above debt’s principal into shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of June 30, 2013, the remaining balance of $20,117 is outstanding

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. We accrued $1,116 in interest expense in connection with this note, and both the principal and interest are outstanding as of June 30, 2013.

On April 26, 2013 the Company borrowed $30,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. We accrued $433 in interest expense in connection with this note, and both the principal and interest are outstanding as of June 30, 2013.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS - continued

On June 26, 2013 the Company borrowed $23,300 USD (CDN $24,500) from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. We accrued $22 in interest expense in connection with this note, and both the principal and interest are outstanding as of June 30, 2013.

On February 15, 2013 the Company borrowed $50,000 USD from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing an 8% interest rate per annum. Repayment of this note shall be from sales of the Company’s products through WalMart Canada.  For each check received from WalMart Canada, the Company shall pay five percent (5%) of the proceeds which shall be applied to the repayment of this Note, including principal and accrued interest.  Upon satisfaction of this Note, the note holder shall be entitled to a 2.5% royalty on future sales of the Company’s products through WalMart Canada in perpetuity. We accrued $1,500 in interest expense in connection with this note, and on June 21, 2013, we converted $50,000 USD, or 500,000 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of June 30, 2013, we had no remaining balance outstanding

On April 26, 2013 the Company borrowed $20,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. We accrued $289 in interest expense in connection with this note, and on June 21, 2013, we converted $20,000 USD, or 200,000 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of June 30, 2013, we had no remaining balance outstanding

The notes payable to shareholders balance comprised of the below, net of accrued interest of $3,360:

	June 30,	June 30,
Description	2013	2012
Uncollateralized note to a related entity bearing no interest per annum which matures on February 28, 2013.	$20,117	$95,254
Uncollateralized note to a related entity bearing 8% interest per annum.	30,000	-
Uncollateralized note to a related entity bearing 8% interest per annum.	23,300	-
Uncollateralized note to a related entity bearing 8% interest per annum which matures on January 14, 2013.	20,130	-
Total liabilities	93,547	95,254
Less current liabilities	93,547	95,254
Total long term liabilities	$-0-	$-0-

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a new consulting agreement with a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms. He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2013 and 2012, we recorded $50,722 and $39,089, respectively, in consulting fees – related party expense to this individual. As of June 30, 2013, the Company accrued a total of $3,198 in royalties payable.

On May 1, 2012 the Company entered into a consulting agreement with another son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2013 and 2012, we recorded $50,656 and $37,309, respectively, in consulting fees – related party expense to this individual. As of June 30, 2013, the Company accrued a total of $3,198 in royalties payable.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

On May 1, 2012 the Company entered into a new consulting agreement with a third son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2013 and 2012, we recorded $51,020 and $19,304, respectively, in consulting fees – related party expense in connection with these contracts. As of June 30, 2013, the Company accrued a total of $3,198 in royalties payable.

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2013 and 2012, we recorded $35,561 and none, respectively, in consulting fees – related party expense to this individual. As of June 30, 2013, the Company accrued a total of $2,019 in royalties payable.

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On January 18, 2013 the President received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share (Note 11). For the years ended June 30, 2013 and 2012, we recorded $136,047 and $120,000, respectively, in consulting fees – related party expense in connection with these contracts. As of June 30, 2013, the Company accrued a total of $3,837 in royalties payable.

Shareholder advances

In the twelve month period ended June 30, 2012, our current President paid operating bills on behalf of the Company totaling $77,808, and was repaid $20,128 in cash. On May 17, 2012, we agreed to convert $156,445 of advances owed to him for shares of our restricted common stock, and is included in Common Stock subscribed. As of June 30, 2012, he was owed zero.

During the year ended June 30, 2013, our President advanced the Company $22,552 USD on a non-interest bearing, non-secured, on demand basis, and was repaid $11,465 USD. As of June 30, 2013, the balance of $11,087 USD is outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office lease

In January 2011, the Company rented office space in Canada from a related party, a company owned by a son of our Company’s President, on a month to month basis for approximately $798 ($800 CAD) per month; beginning in February 2011 we took on more rental space within the office and began paying approximately $1,900 ($1,860 CAD) per month; beginning in May 2011, we began paying the owner of the building directly. Rent expense was $18,835 and $29,649 for the years ended June 30, 2013 and 2012, respectively.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Warehouse lease

On October 4, 2011 the Company entered into a month-to-month lease agreement of a warehouse space located in Kelowna, BC.  The lease, commencing on October 5, 2011 requires monthly payment of $2,690 (CDN $2,500) plus related taxes and a $2,690 (CDN $2,500) security deposit. Rent expense was $29,649 and $22,194 for the years ended June 30, 2013 and 2012, respectively.

Office – warehouse lease

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commences on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. Rent expense was $14,413 and none for the years ended June 30, 2013 and 2012, respectively.

As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies.

The Company has the following required minimum lease payments for the years ending June 30,:

2014	$43,200
2015	$32,400
$75,600

Consulting agreements

On May 16, 2012 the Company entered into a consulting agreement with a third party for her consulting services to perform the duties Chief Operating Officer (COO) at a rate of $100,000 USD per annum for the first year, after the first year the base compensation would not be less than $120,000 per year.  The agreement was to be in effect for a period of twenty-four months, ending on April 30, 2014, and automatically renewed for successive twelve month terms. On December 7, 2012, the Company terminated this agreement for cause.  The Consultant also received a signing bonus of 1,000,000 shares of our restricted common stock valued at $40,000.

For the year ended June 30, 2013 and 2012, we recorded $39,999 and $50,000, respectively, in total consulting fees expense in connection with this contract.

On July 24, 2012, the Company entered into a consulting agreement with a third party for consulting services to perform public relations services at a rate of $2,000 USD per month for three months beginning August 1, 2012.  The agreement was in effect for a period of three months ending on October 31, 2012.  The Consultant also received 15,000 shares of our restricted common stock for each month of service, or a total of 45,000 shares valued at $4,500. For the year ended June 30, 2013, we recorded $10,500, in total consulting fees expense in connection with this contract.

On May 6, 2013, the Company entered into a consulting agreement with a third party for product development consulting services to perform product development services. The Consultant shall be paid 2,000,000 shares of our restricted common stock, to be issued as follows: 200,000 shares upon execution of the agreement, 500,000 shares upon completion of the initial project, and the remaining 1,300,000 shares upon successful manufacture and acceptance by the Company of the initial completed product. In addition, the Consultant will be entitled to a 2.50% perpetual royalty on the future sales of the completed product. The agreement will be in effect until completion of the project or upon 10 day written notice of either party.  For the year ended June 30, 2013, we issued the initial 200,000 shares of our restricted common stock and recorded $20,000, in total marketing consulting fees in connection with this contract.

On June 21, 2013, the Company entered into a consulting agreement with a third party for advertising consulting services to perform advertising services at a rate of $7,500 USD and 250,000 shares of our restricted common stock, valued at $25,000, for the initial 90 days beginning June 21, 2013. The agreement was in effect for a period of three months ending on October 31, 2012.  For the year ended June 30, 2013, we recorded $25,000, in total marketing consulting fees in connection with this contract, and is reflected in prepaid expenses.

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

Products sold through Marketer’s efforts will be sold to Marketer on a consignment basis. After the products are sold, Marketer shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated. As of June 30, 2013, no sales have been generated through this arrangement.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

The Company also agreed to issue Marketer eight million (8,000,000) shares of our restricted common stock, issuable when certain milestones are completed. The Company agreed to issue three million (3,000,000) shares upon completion of the initial “short-form” commercial, and the remaining five million (5,000,000) shares when Marketer’s gross sales of our products reach $1,000,000. The Company also agreed to pay Marketer a five percent (5%) royalty on the Company’s sales outside of the Marketer network, beginning once the commercial has been produced, this royalty shall continue to be payable to Marketer for a period of eight (8) years following any termination or expiration of the agreement. As of June 30, 2013, no commercial has been completed and as such no related royalties have been recorded. The Company may terminate this agreement with a thirty (30) day notice prior to the end of the current term, or if sales level have not been met by Marketer; Marketer may terminate this agreement with a sixty (60) day notice at any time. The Company retains all rights to our intellectual properties, and has not transferred any interest to Marketer.

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

Royalty agreement

In connection with a common stock subscription, described below (Note 9), the Company granted as part of the subscription, a pro-rata royalty agreement for $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has recorded a contingent liability for this agreement in the amount of $82,264 and is based upon projections of our sales on these products.

NOTE 9 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 26, 2012 the Company approved and in December 2012 the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the years ended June 30, 2013 and June 30, 2012, there were 86,822,868 and 59,677,500 shares of our common stock issued and outstanding, respectively. As of the years ended June 30, 2013 and 2012, there were 10,000 shares of our preferred stock issued and outstanding.

Common Shares – Issued and Outstanding

In the year ended June 30, 2012, we closed several private placements for an aggregate total of $120,000, or 480,000 units consisting of one share of our common stock and one share common stock warrant to purchase shares of our common stock, with a purchase price of $0.25 per share and an expiration date, for the warrants, of two years from the closing.

For the year ended June 30, 2013, the Company issued closed several private placements for an aggregate total of $787,184, or 7,870,000 shares, at the price of $0.10 per share, for total proceeds of $787,184, net of costs.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 9 – STOCKHOLDER’S EQUITY - continued

Private Placements Closed and Opened

On March 22, 2012, we closed our previously approved private placement offering at $.25 per unit, which is one share of our restricted common stock and one share purchase warrants to purchase additional shares of our restricted common stock.

On March 23, 2012, we also approved a new private placement offering of our restricted common stock at the offering price of $.10 per share and not to offer more than 5,000,000 shares of stock as part of this offering. During the year ended June 30, 2013, the Company issued 6,420,000 for total price of $642,184 related to this placement.

For the year ended June 30, 2013, the Company started a new private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, the Company recorded a contingent liability for this agreement in the amount of $82,264 and is based upon projections of our sales on these products. For the year ended June 30, 2013, the Company issued twenty-seven units, consisting of 1,450,000 shares of our restricted common stock and a royalty agreement (Note 9), and received a cash payment of $145,000.

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

On March 1, 2010, we granted and issued our former President 100 series A preferred stock shares with a value of $10,000 for consulting services rendered, and the expense was included in consulting fees in the statements of operations. On September 18, 2010, these shares were returned and cancelled as per the term of the Binding Letter of Intent with our former President.

On May 2, 2011, we  authorized an issue to our President 10,000 shares of Class A Preferred Stock in exchange for him returning and cancelling nine million (9,000,000) shares of our common stock. This Class A preferred stock has the same terms and conditions as discussed above.

Stock Based Compensation

On August 31, 2011, the Company issued 2,000 restricted shares of our common stock for payment of debt owed to a legal counsel for services performed on a note payable, in the amount of $505.

On September 22, 2011, the same legal counsel converted $2,500 in accounts payable owed to them to 10,000 restricted shares of our common stock and 10,000 stock warrants to purchase shares of our common stock at $0.25 per share, and will expire two years from the date on granting.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

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

On June 7, 2013, the Company issued 200,000 restricted shares of our common stock for payment of consulting services performed in the amount of $20,000.

On June 21, 2013, the Company issued 250,000 restricted shares of our common stock for payment of consulting services performed in the amount of $25,000.

Common Stock Receivable

As part of the Royalty cancellation agreement (Note 8), we recorded a common stock receivable for $12,500 for the return and cancellation of shares of our common stock from our current President.

Common Stock Warrants

In connection with previous private placements and payables to common stock conversions, we valued the common stock detachable warrants granted during the period ended March 31, 2012, using the Black-Scholes method. The following weighted average assumptions were used to calculate the valued warrants: terms of two years; risk free interest rate of 0.39%; volatility of 96%; and a weighted fair value of $0.126.

A summary of the common stock warrants, exercise price of $0.25, outstanding as of June 30, 2013 is presented below:

Number of Warrants
Balance at June 1, 2011	-
Granted	490,000
Exercised	-
Forfeited or Expired	-
Balance at June 30, 2012	490,000
Exercisable at June 30, 2012	490,000
Balance at July 1, 2012	-
Granted	-
Exercised	-
Forfeited or Expired	(490,000)
Balance at June 30, 2013	-
Exercisable at June 30, 2013	-

On April 19, 2012, the Board determined it was in the best interest of the Company to cancel all of the outstanding warrants. As of September 30, 2012, the Company collected all of the signatures from the warrant holders agreeing to the cancellations with no consideration.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

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

For the year ended June 30, 2013, the Company granted the following stock options:

For the year ended June 30, 2013
Grant Date	Options Granted	Exercise Price	Expiration term in years	To Whom Granted	Vesting Terms

January 29, 2013	8,381,150	$0.10	9.59	Granted to current President	Fully vested at date of grant

Total Granted	8,381,150

As of June 30, 2013, 21,618,850 options were available for future grant.

The value of employee and non-employee stock warrants granted during the nine months ended March 31, 2013 was estimated using the Black-Scholes model with the following assumptions:

January 29, 2013
Expected volatility (based on historical volatility)	501.71%
Expected dividends	0.00
Expected term in years	10
Risk-free rate	2.030%

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 10 – 2013 STOCK OPTION PLAN - continued

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the year ended June 30, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2012	-	$-
Granted	8,381,150	0.10
Exercised	-
Forfeited or expired	-	-
Balance at June 30, 2013	8,381,150	$0.10	9.58	$--
Exercisable at June 30, 2013	8,381,150	$0.10	9.58	$--
Weighted average fair value of options granted during the year ended June 30, 2013		$0.10

The following table summarizes information about employee stock options under the 2013 Plan outstanding at June 30, 2013:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at June 30, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	8,381,150	9.59	$0.10	$--	8,381,150	$0.10	$--
	8,381,150	9.59	$0.10	$--	8,381,150	$0.10	$--

The total value of employee and non-employee stock options granted during the year ended June 30, 2013, was $838,115. During year ended June 30, 2013 the Company recorded $838,115 in stock-based compensation expense relating to stock option grants.

At June 30, 2013 there was no unrecognized compensation cost related to stock options granted under the plan.

NOTE 11 – INCOME TAXES

The net operating loss carryforward is the only component of deferred tax assets for income tax purposes as of June 30, 2013, of approximately $58,435 for Federal USA income taxes and $560,587 for Canadian income taxes which was reduced to zero after considering the valuation allowance of $58,435 and $560,587, respectively, since there is no assurance of future taxable income.

The net operating loss carryforward as of June 30, 2013 expires as follows:

Expiring Year	Federal USA Amount	Canadian Amount
2027	$10,611	$--
2028	45,117	--
2029	19,121	--
2030	183,034	--
2031	58,097	226,061
2032	--	821,452
2033	--	1,194,835
Total	$315,980	$2,242,348

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 11 – INCOME TAXES - continued

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

The following is an analysis of deferred tax assets for Federal USA taxes as of June 30, 2013 and 2012:

		Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at June 30, 2011	$58,435	$(58,435)	$-0-

Additions for the year	--	--	-0-

Deferred tax assets at June 30, 2012	$58,435	$(58,435)	$-0-

Additions for the year	--	--	-0-

Deferred tax assets at June 30, 2013	$58,435	$(58,435)	$-0-

The following is an analysis of deferred tax assets for Canadian taxes as of June 30, 2013 and 2012:

		Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at June 30, 2011	$56,515	$(56,515)	$-0-

Additions for the year	205,363	(205,363)	-0-

Deferred tax assets at June 30, 2012	$261,878	$(261,878)	$-0-

Additions for the year	298,709	(298,709)	-0-

Deferred tax assets at June 30, 2013	$560,587	$(560,587)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual Federal USA income tax rate for the years ended June 30:

	2013		2012
Expected income tax (benefit) at
Federal statutory tax rate -34%		$--		$--
Permanent differences		--		--
Temporary differences		--		--
Valuation allowance		--		--
Income tax expense	$	- 0 -	$	- 0 -

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual Canadian income tax rate for the years ended June 30:

	2013		2012
Expected income tax (benefit) at
Canadian statutory tax rate -25%		$(508,446)		$(205,676)
Permanent differences		208		312
Temporary differences		209,529
Valuation allowance		298,709		205,364
Income tax expense	$	- 0 -	$	- 0 -

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

NOTE 11 – INCOME TAXES - continued

We currently have four years of Federal USA tax returns that are subject to examination, including the fiscal years ended June 30, 2012, 2011, 2010, and 2009, based on their filing dates by taxing authorities. We currently have two years of Canadian tax returns that are subject to examination, including the fiscal years ended June 30, 2012 and 2011, based on their filing dates by taxing authorities.

We have adjusted our income tax provision from last year due to the fact that in October 2010, our company relocated to Kelowna, British Columbia, Canada. We have adjusted our figures accordingly, and show the amounts that are allocated to United States Income Tax and Canada Income Tax carryforwards of our Net loss. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction.

NOTE 12 – LEGAL MATTERS

In July 2011, the Company became aware of a claim against it by a previously contracted investor/ public relations firm. The agreement with the firm was for services to be performed and payment to be made in the Company’s common stock. The stock was issued to the firm and kept in trust, and the services were not performed in accordance with the agreement.

On January 19, 2012, the Company entered into a settlement agreement with the plaintiff of the above suit. The Company agreed to pay $15,000 in cash and 100,000 shares of our restricted common stock. The Company agreed to pay the cash payment in three equal payments commencing on March 1, 2012, and continuing through May 1, 2012, the Payment in common shares were to be issued on March 1, 2012. On March 30, 2012, we amended the settlement to pay $10,000 as total consideration instead of the original amounts above, and we paid this on April 2, 2012.

On October 27, 2011, the British Columbia Securities Commission issued a Cease Trade Order which prohibits the trading of the Company’s securities in British Columbia until such time as the Company files all required reports with SEDAR, the System for Electronic Analysis and Document Retrieval, operated by the Canadian securities administrators.  The Company satisfied all the requests and the Cease Trade Order was lifted as of March 31, 2012.

NOTE 13 – SUBSEQUENT EVENTS (unaudited)

Private Placements

Since year end close of June 30, 2013, in connection with the private placement discussed in Note 10, the Company issued fifteen units, consisting of 750,000 shares of our restricted common stock and a royalty agreement (Note 9), and received a cash payment of $75,000. In connection with this royalty agreement, the Company recorded a contingent liability for this agreement in the amount of $42,550 and is based upon projections of our sales on these products.

Subscription and lock-up agreements

On July 24, 2013, the Company entered into a subscription agreement with an unrelated individual for 3,000,000 shares of our restricted common stock for $500,000 or $0.16 per share. In addition, the subscribers also received a 5.0% percent perpetual royalty on net sales of the product line, and first right to refusal to sell the product line in Germany, Austria, and Switzerland for both retail and wholesale distribution channels. In addition, the subscriber also agreed to a Lock-up and trickle out agreement. Beginning August 1, 2014 the subscriber agrees to sell a maximum percent of the total shares purchased per year. For the years of August 1, 2014 through July 31, 2015 they can sell 3% per quarter up to a maximum of 12% for the year. For the years ended July 31, 2016, 5% per quarter and 20% for the year, for July 31, 2017, 7% per quarter and 28% for the year, for July 31, 2015, 10% per quarter and 40% for the year. They also further agreed to not sell any shares below $0.10 per share.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2013. Our external auditors have informed us that our disclosure controls surrounding the recording of equity transactions are not effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Our auditors have informed us that we have a material weakness in internal controls regarding recording equity transactions and equity instruments. The Chief Executive Officer and Chief Accounting Officer has examined our controls and has implemented changes to improve the flow of information regarding equity transactions.

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

Changes in Internal Control over Financial Reporting

As described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the year ended June 30, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors - continued

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

On August 19, 2010, Andi Klimm resigned all of his director and officer positions.

On August 18, 2010, Antal Markus was appointed as CEO, Secretary, CFO.

Antal Markus, Director

Name and	Year	Consulting Fee	Bonus	Stock	Option	Non-	All Other	Total
principal position		($)	($)	Awards	Awards	Equity	Compensation	($)
				($)	($)	Incentive	($)
						Plan
						Compensation
						($)
Antal Markus, CEO	2013	136,047	-	-	838,115	-	8,452	982,614
	2012	120,000	-	-	-	-	6,882	126,882

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended June 30, 2013, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

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

This Code will require the highest standard of ethical conduct and fair dealing of its Chief Financial Officers. While this policy is intended to only cover the actions of our chief executive officers as required under Sarbanes-Oxley, we expect that our other officers, directors and employees will also review the Code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders.

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

ITEM 11 - EXECUTIVE COMPENSATION

Consulting Agreements

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, with a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement,  with the same Company as above with the prior agreement remained in force except that his consulting services will be at a rate of $11,000 per month, and Mr. Markus was issued stock options to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1 of each year that the consulting agreement is in force, he will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. For the years ended June 30, 2013 and 2012, we recorded $136,047 and $120,000, respectively, in consulting fees – related party expense in connection with these contracts. As of June 30, 2013, the Company accrued a total of $3,837 in royalties payable and owed our director approximately $21,000 in unpaid consulting fees.

Compensation of Directors

The Company does not have a policy in effect to pay compensation to its directors for serving as a director.  The shares issued to our director, Antal Markus, for his agreement to serve on the Board, was an isolated event.

Stock Option Grants

We granted stock options to our sole officer and director during our most recent fiscal year ended June 30, 2013.   Mr. Markus received options to purchase 8,131,150 shares of the Company’s common stock at a price of $0.10 per share for a period of ten (10) years.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended June 30, 2013, or (ii) since the end of our most recent fiscal year on June 30, 2013.

Outstanding Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2012	-	$-

Granted	8,381,150	.10

Exercised	-

Forfeited or expired	-	-

Balance at June 30, 2013	8,381,150	$0.10	9.59	$--

Exercisable at June 30, 2013	8,381,150	$0.10	9.59	$--

Weighted average fair value of options granted during the year ended June 30, 2013		$0.10

ITEM 11 - EXECUTIVE COMPENSATION - continued

Outstanding Stock Options - continued

The following table summarizes information about employee stock options under the 2013 Plan outstanding at June 30, 2013:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at June 30, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	8,381,150	9.59	$0.10	$--	8,381,150	$0.10	$--

	8,381,150	9.59	$0.10	$--	8,381,150	$0.10	$--

The total value of employee and non-employee stock options granted during the year ended June 30, 2013, was $838,115. During year ended June 30, 2013 the Company recorded $838,115 in stock-based compensation expense relating to stock option grants.

At June 30, 2013, there was no unrecognized compensation cost related to stock options granted under the plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on June 30, 2013 (after giving effect to the above transaction) based on 86,822,868 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Antal Markus (1) 720 Evans Court Suite 103 Kelowna BC V1X 6G4	18,967,500	22.09%

Common Stock	Gerald Dalen 720 Evans Court Suite 103 Kelowna, BC, Canada V1X 6G4	10,281,368	11.10%

Common Stock	Directors and Officers	18,967,500	22.09%

(1)
Officer, director.  Of the shares noted, 360,000 shares are owned by Mr. Markus’ wife. Does not include options to purchase 8,131,150 shares of the Company’s common stock nor the Preferred A shares owned by Mr. Markus.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Changes in Control

On August 18, 2010, our former President, Chief Financial Officer, and Director resigned. Prior to his resignation, he appointed a replacement Director to serve on our Board of Directors and as our sole officer until additional directors are elected. On September 30, 2010, we issued 7,500,000 shares of our restricted common stock to our new sole officer and sole director for agreeing to serve our Company in that capacity, valued at $.002 per share for a total expense of $15,000 which is reflected in consulting fees expense.

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

 The Company has canceled the 100 (post-split) Series A Preferred Stock that were issued and also canceled the 180,000 shares previously owned by our former President, Mr. Klimm and returned all those shares to the treasury. On May 2, 2011, we authorized the issuance to our President 10,000 shares of Class A Preferred Stock in exchange for him returning and cancelling nine million (9,000,000) shares of our common stock.

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

On January 18, 2013, the Company entered into an amendment of the above consulting agreement with the same Company as above, the prior agreement remains in force except for the following provisions: Mr. Markus’ consulting services will be at a rate of $11,000 per month, and Mr. Markus also received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1, each year that the consulting agreement is in force, Mr. Markus will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. For the years ended June 30, 2013 and 2012, we recorded $136,047 and $120,000, respectively, in consulting fees – related party expense in connection with these contracts. As of June 30, 2013, the Company accrued a total of $3,837 in royalties payable.

On May 1, 2012, the Company entered into consulting agreements with Kyle, Anthony, and Brent Markus, sons of its President, for their respective consulting services at a rate of $43,000, respectively, USD per annum.  The agreements were each for a period of twelve months, ending on December 31, 2012, and are automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. They each received one month’s salary as a signing bonus, and will each also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into new consulting agreements with Kyle, Anthony, and Brent Markus increasing their respective annual compensation to $47,300 each. All others terms remained the same. For the years ended June 30, 2013 and 2012, we recorded $152,398 and $95,702, respectively, in consulting fees – related party expense in connection with these contracts. As of June 30, 2013, the Company accrued a total of $9,594 in royalties payable for each agreement.

On January 18, 2013, the Company entered into a consulting agreement with Michael Markus, the fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2013 and 2012, we recorded $35,561 and none, respectively, in consulting fees – related party expense in connection with this contract and fees charged previous to this contract. As of June 30, 2013, the Company accrued a total of $2,019 in royalties payable.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2013 and June 30, 2012 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2013	Fiscal year ended June 30, 2012
Audit fees (1)	$24,500	$25,000
Audit-related fees (2)	14,000	14,500
Tax fees (3)	1,000	1,000
All other fees (4)		-
Total fees	$39,500	$40,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Kelowna, British Columbia, on September 30, 2013.

RELIABRAND INC.

By:	/s/ Antal Markus
Antal Markus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 30, 2013.

By:	/s/ Antal Markus
Antal Markus
Director, Chief Executive Officer
Chief Financial Officer (Principal Financial
Officer), Treasurer, Principal Accounting Officer, Secretary