Form 10-Q
period 2013-09-30
RELIABRAND INC.
filed 2013-11-19
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 14, 2013, 91,383,868 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND INC.

RELIABRAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$190,783	$10,488
Accounts receivable, net	46,265	41,929
Inventory, net	274,470	279,316
Prepaid expenses	201,933	113,187

TOTAL CURRENT ASSETS	713,451	444,920

OTHER ASSETS
Deposits	5,278	5,278
Property and equipment, net (Note 4)	119,602	132,413
Intellectual and product properties (Note 5)	100,000	100,000
Patents, net of amortization of $123,299 - September 30, 2013
and $110,296 - June 30, 2013 (Note 5)	1,080,456	1,093,459
Product molds, net of amortization of $72,809 - September 30, 2013
and $58,319 - June 30, 2013 (Note 4)	101,073	115,563

TOTAL OTHER ASSETS	1,406,409	1,446,713

Total Assets	$2,119,860	$1,891,633

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$81,055	$211,341
Accounts payable - related party	25,701	21,654
Accrued taxes payable	5,521	4,493
Shareholder advances (Note 7)	11,088	11,087
Note payable to shareholder (Note 6)	75,773	96,907
Contingent royalties payable	70,000	82,264
Royalties payable - related party	6,674	16,389
Accrued liabilities - related party	2,308	1,154

TOTAL CURRENT LIABILITIES	278,120	445,289

LONG TERM LIABILITY - Contingent royalties payable	310,618	-

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
September 30, 2013 and June 30, 2013, respectively	1	1

Common stock, par value $.0001, 150,000,000 and 100,000,000
shares authorized, respecctively;
91,383,868 issued and outstanding - September 30, 2013
86,822,868 issued and outstanding - June 30, 2013	9,141	8,686
Paid in Capital	5,194,348	4,829,967
Subscription receivable	(2,253)	(2,253)
Stock due from shareholder	(12,500)	(12,500)
Accumulated (Deficit)	(3,657,615)	(3,377,557)

Total Stockholders' Equity	1,531,122	1,446,344

Total Liabilities and Stockholders' Equity	$2,119,860	$1,891,633

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30,
	2013	2012

REVENUES	$36,821	$10,684

COST OF GOODS	22,539	16,617

GROSS PROFIT/ (LOSS)	14,282	(5,933)

EXPENSES

Amortization and Depreciation	28,316	20,718
Accounting, Audit, and Legal fees	44,306	58,183
Consulting fees	30,296	39,419
Consulting fees - related parties	89,274	71,722
Rent expense	2,003	14,293
Selling, general and administrative	95,888	61,750
Consulting contract benefits - related party	1,154	1,154

Total expenses	291,237	267,239

NET OPERATING LOSS	(276,955)	(273,172)

OTHER EXPENSE
Interest Expense	(3,102)	-

NET LOSS	$(280,057)	$(273,172)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	90,214,314	74,190,000

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(280,057)	$(273,172)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	24,000	3,000
Depreciation and amortization	42,806	28,850
Changes in operating assets and liabilities:
Accounts receivable	(4,336)	-
Prepaid expenses	(88,746)	(15,686)
Inventory	4,846	(44,814)
Accounts payable	(65,849)	27,094
Accounts payable - related party	4,048	(12,290)
Accrued liabilities	(7,783)	3,609
Accrued interest - notes payable	1,523	-

NET CASH (USED BY) OPERATING ACTIVITIES	(369,548)	(283,409)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,502)	-
Increase in product molds	-	(7,000)

NET CASH (USED BY) INVESTING ACTIVITIES	(2,502)	(7,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	575,000	334,635
Proceeds from shareholder advances/ notes	1,658	-
Repayments of notes payable	(22,656)	-
Repayment of shareholder advances	(1,657)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	552,345	334,635

NET INCREASE IN CASH	180,295	44,226

CASH, BEGINNING OF PERIOD	10,488	27,247

CASH, END OF PERIOD	$190,783	$71,473

CASH PAID FOR INTEREST	$187	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt Converted to Common Stock Subscribed
Accounts payable	$(64,440)	$-
Common stock subscribed	64,440	-
	$-	$-
Shares issued for common stock subscribed
Common stock subscribed	$-	$853,705
Common stock issued	-	(853,705)
	$-	$-

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2013 and 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2013 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2013.

There have been no material changes to our significant accounting policies during the three months ended September 30, 2013, as compared to the significant accounting policies disclosed in our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date, in the previous fiscal year ended June 30, 2013, we had commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007. The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions. The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free. The Company intends to aggressively promote and market the bottles and accessories and plan to secure retail distribution outlets for the bottles. The Company’s fiscal  year-end is June 30. In the fourth quarter of fiscal year 2013, the Company’s management determined that it exited the development stage, as defined in FASB ASC 915-10. The Company had adjusted its financial statement presentation accordingly.

NOTE 1 - BASIS OF PRESENTATION – continued

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

Liquidity

The Company anticipates that revenue or income for fiscal year 2014 may be limited, but based upon our historical data we expect to continue to show growth. The Company also expects to continue to incur substantial expenses relating to its marketing and sales efforts. As a result, the Company expects to incur losses over the next year unless it is able to realize additional revenues under any current or future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty. Accordingly, results of operations for any period may be unrelated to the results of operations for any other period.

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

NOTE 1 - BASIS OF PRESENTATION – continued

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

Reclassifications

Certain amounts in the period ended September 30, 2012 financial statements have been reclassified to conform to the current period ended September 30, 2013 presentation.

Inventory

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of September 30, 2013 and 2012, we did not have any such accrued expenses.

NOTE 1 - BASIS OF PRESENTATION – continued

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

Shipping and Handling

Net shipping and handling costs of $1,187 and $918 for the period ended September 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses.

Advertising Costs

The Company expenses advertising costs when incurred. During the period ended September 30, 2013 and 2012, we had $58,627 and $20,782 in expenditures on advertising, respectively.

Concentration in Sales and Accounts Receivables to Few Customers

In the period ended September 30, 2013, our WalMart Canada sales accounted for 31.02% of our revenues. In the period ended September 30, 2013, our North American sales accounted for 100.00% of our revenues. In the period ended September 30, 2013, our WalMart Canada account receivables accounted for 99.77% of our receivable balances.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2013 we have a working capital surplus of $435,331, and accumulated deficit of $3,657,615. During the period ended September 30, 2013 we had a net loss of $280,057 and cash used in operating activities of $369,548. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2013	June 30, 2013
Computer equipment	$7,279	$7,279
Website	15,257	15,257
Office furniture and equipment	99,979	97,477
Leasehold improvements	46,855	46,855
	169,370	166,868
Less accumulated depreciation and amortization	(49,768)	(34,455)
	$119,602	$132,413

	September 30, 2013	June 30, 2013
Product production molds	$173,882	$173,882
Less accumulated amortization	(72,809)	(58,319)
	$101,073	$115,563

Depreciation was $15,314 and $1,436 for the periods ended September 30, 2013 and 2012, respectively.

The Company also recorded amortization of products molds expense for the periods ended September 30, 2013 and 2012 of $14,490 and $8,132, respectively, as reflected in cost of goods sold on the accompanying Statement of Operations.

NOTE 5 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	September 30, 2013	June 30, 2013
Adiri patents	$800,552	$800,552
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	43,828
	1,203,755	1,203,755
Less accumulated amortization	(123,299)	(110,296)
	$1,080,456	$1,093,459

Plastic technology properties	$100,000	$100,000
	$100,000	$100,000

The Company has recorded amortization of patents expense for the periods ended September 30, 2013 and 2012 of $13,002 and $19,282, respectively.

NOTE 6 – LOANS PAYABLE - SHAREHOLDER

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,166 USD of the above debt’s principal into shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of September 30, 2013 and June 30, 2013, the remaining balance of $20,117 is outstanding, respectively.

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. During the period ended September 30, 2013, we accrued $409 in interest expense in connection with this note, and both the principal and interest are outstanding as of September 30, 2013 and June 30, 2013.

On April 26, 2013 the Company borrowed $30,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. During the period ended September 30, 2013, we accrued $613 in interest expense in connection with this note, and both the principal and interest are outstanding as of September 30, 2013 and June 30, 2013.

On June 26, 2013 the Company borrowed $23,300 USD (CDN $24,500) from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. On August 1, 2013, we made payment in full on this note, leaving no principal outstanding as of September 30, 2013.

The notes payable to shareholders balance comprised of the below, net of accrued interest of $5,526:

	September 30,	June 30,
Description	2013	2013
Uncollateralized note to a related entity bearing no interest per annum which matures on February 28, 2013.	$20,117	$20,117
Uncollateralized note to a related entity bearing 8% interest per annum.	30,000	30,000
Uncollateralized note to a related entity bearing 8% interest per annum.	--	23,300
Uncollateralized note to a related entity bearing 8% interest per annum which matures on January 14, 2013.	20,130	20,130
Total liabilities	70,247	93,547
Less current liabilities	70,247	93,547
Total long term liabilities	$-0-	$-0-

Future maturity of our notes payable is presented in the table below:

For the years ended June 30,
2014	$70,247

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a consulting agreement with a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms. He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2013 and 2012, we recorded $11,825 and $11,545, respectively, in consulting fees – related party expense to this individual. For the three months ended September 30, 2013 and 2012, the Company accrued a total of $963 and $571 in royalties payable, respectively.

On May 1, 2012 the Company entered into a consulting agreement with another son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2013 and 2012, we recorded $13,707 and $11,545, respectively, in consulting fees – related party expense to this individual. For the three months ended September 30, 2013 and 2012, the Company accrued a total of $963 and $571 in royalties payable, respectively.

On May 1, 2012 the Company entered into a consulting agreement with a third son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2013 and 2012, we recorded $13,796 and $11,545, respectively, in consulting fees – related party expense in connection with these contracts. For the three months ended September 30, 2013 and 2012, the Company accrued a total of $963 and $571 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2013 and 2012, we recorded $10,266 and none, respectively, in consulting fees – related party expense to this individual. For the three months ended September 30, 2013 and 2012, the Company accrued a total of $963 and none in royalties payable, respectively.

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On January 18, 2013 the President received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share (Note 10). For the periods  ended September 30, 2013 and 2012, we recorded $33,000 and $30,000, respectively, in consulting fees – related party expense in connection with these contracts. For the three months ended September 30, 2013 and 2012, the Company accrued a total of $1,155 and $686 in royalties payable, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Related party transactions - continued

On September 1, 2013, the Company entered into a consulting agreement with a son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement will be in effect for a period of twelve months, ending on August 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ten day written notice. For the period ended September 30, 2013 we recorded $6,680 in consulting fees – related party expense to this individual, including $2,680 paid in cash and $4,000 paid in shares of common stock.

Shareholder advances

In the three month period ended September 30, 2013, our current President paid operating bills on behalf of the Company totaling $1,658, and was repaid $1,657 in cash.

During the year ended June 30, 2013, our President advanced the Company $22,552 USD on a non-interest bearing, non-secured, on demand basis, and was repaid $11,465 USD. As of September 30, 2013 and June 30, 2013, the balance of $11,088 USD is outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office – warehouse lease

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commences on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. Rent expense for the related lease was $2,002 and none for the periods ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock (Note 9).

Consulting agreements

On May 6, 2013, the Company entered into a consulting agreement with a third party for product development consulting services to perform product development services. The Consultant shall be paid 2,000,000 shares of our restricted common stock, to be issued as follows: 200,000 shares upon execution of the agreement, 500,000 shares upon completion of the initial project, and the remaining 1,300,000 shares upon successful manufacture and acceptance by the Company of the initial completed product. In addition, the Consultant will be entitled to a 2.50% perpetual royalty on the future sales of the completed product. The agreement will be in effect until completion of the project or upon 10 day written notice of either party.  For the year ended June 30, 2013, we issued the initial 200,000 shares of our restricted common stock and recorded $20,000, in total marketing consulting fees in connection with this contract. In the three month period ended September 30, 2013, we have not recorded any additional expenses in connection with this contract.

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Consulting agreements - continued

On June 21, 2013, the Company entered into a consulting agreement with a third party for advertising consulting services to perform advertising services at a rate of $7,500 USD and 250,000 shares of our restricted common stock, valued at $25,000, for the initial 90 days beginning June 21, 2013. The agreement was in effect for a period of three months ending on September 30, 2013.  For the three months ended September 30, 2013, we expensed $32,500 in advertising expense in connection with this contract.

On July 26, 2013, the Company entered into a consulting agreement with a third party for public relations and communications services consulting services at a rate of $17,500 USD and 200,000 shares of our restricted common stock, valued at $20,000, for the 90 day term beginning July 26, 2013. The agreement will be in effect for a period of three months ending on October 26, 2013.  For the three months ended September 30, 2013, we expensed $25,000 in consulting fees expense in connection with this contract.

Royalty agreements

In connection with the common stock subscriptions, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has recorded a contingent liability for this agreement which is based upon projections of our sales on these products. For three months ended September 30, 2013, the company recorded an additional $62,243 for proceeds received in connection with these subscriptions. At September 30, 2013 and June 30, 2013, the total contingencies in connection with these subscriptions are $147,507 and $82,264, respectively.

In connection with a second common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a 5.0% perpetual royalty on the net sales of our current product line. The Company has recorded a contingent liability for this agreement in the amount of $233,360 and is based upon projections of our sales on these products. As of September 30, 2013, the Company accrued a total of $535 in royalties payable, and the royalty expense of $285.

The royalties from the above subscriptions are projected to become due over the next three years in line with our estimated sales; as such we have reflected the current portion of $70,000 and the long term of $310,618 on our balance sheet as of September 30, 2013.

Inventory Deposits

As of September 30, 2013, the Company has placed deposits with its manufacturer for product totaling approximately $165,000, these deposits represent 50% down payment and the Company expects to pay the remaining balance of approximately $165,000 as the products are completed.

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Manufacturing Agreement

On May 27, 2012, the Company entered into an exclusive manufacturing agreement with Nova Genisis, the manufacturing company that produces our products. We agreed to contract with them to manufacture our products for a five year period, if we should cancel this agreement early we will have to pay Nova Genisis a payment for services of $250,000. We also gave a Master License and distribution agreement for Asia for a two year period, and they shall automatically renew for annual terms unless cancelled in advance of renewal. For all product sales within Asia, Nova Genisis agreed to pay the Company $0.50 per unit sold for the Master License agreement.

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

NOTE 9 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 26, 2012 the Company approved and in December 2012 the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended September 30, 2013 and June 30, 2013, there were 91,383,868 and 86,822,868 shares of our common stock issued and outstanding, respectively. As of the periods ended September 30, 2013 and June 30, 2013, there were 10,000 shares of our preferred stock issued and outstanding.

Common Shares – Issued and Outstanding

For the period ended September 30, 2013, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the three months ended September 30, 2013, the Company recorded an additional contingent liability for this agreement in the amount of $65,243 and is based upon projections of our sales on these products. For the period ended September 30, 2013, the Company issued twenty-three units, consisting of 1,150,000 shares of our restricted common stock and a royalty agreement (Note 8), and received a cash payment of $75,100 and in payment of accounts payable of $45,440.

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

NOTE 9 – STOCKHOLDER’S EQUITY - continued

Preferred Stock – Series “A”

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

Stock Based Compensation

On July 23, 2013, the Company issued 191,000 restricted shares of our common stock for payment of debt owed to our legal counsel for services performed in the amount of $19,000.

On July 26, 2013, the Company issued 400,000 restricted shares of our common stock for payment of accounts payable invoice for leasehold improvements installed at our current office (Note 4) performed by an unrelated third party in the amount of $45,440. The value of the issuance included a royalty agreement as more fully described above for a future product line.

On July 26, 2013, the Company issued 200,000 restricted shares of our common stock for payment of public relations management services performed by an unrelated third party in the amount of $20,000, in payment of the consulting agreement (Note 8). The value of the public relations services is included in consulting fees in our statement of operations.

On September 30, 2013, the Company issued 20,000 restricted shares of our common stock for payment of consulting services performed by a related third party in the amount of $4,000, in payment of the consulting agreement (Note 7). The value of the public relations services is included in consulting fees in our statement of operations.

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

NOTE 10 – 2013 STOCK OPTION PLAN - continued

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

During the year ended June 30, 2013, the Company granted 8,381,150 to our current President, the options become fully vested upon grant and contained an exercise price of $0.10 per share. As of September 30, 2013, 21,618,850 options were available for future grant. There have been no additional grants of stock options as of September 30, 2013.

The value of employee and non-employee stock warrants granted on January 29, 2013 was estimated using the Black-Scholes model with the following assumptions:

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

A summary of the options granted to employees and non-employees under the plan and changes during the year ended June 30, 2013 and September 30, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2012	-	$-
Granted	8,381,150	0.10
Exercised	-
Forfeited or expired	-	-
Balance at June 30, 2013	8,381,150	$0.10	9.58	$754,304
Exercisable at June 30, 2013	8,381,150	$0.10	9.58	$754,304
Weighted average fair value of options granted during the year ended June 30, 2013		$0.10

NOTE 10 – 2013 STOCK OPTION PLAN - continued

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,381,150	$0.10
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance at September 30, 2013	8,381,150	$0.10	9.23	$838,115
Exercisable at September 30, 2013	8,381,150	$0.10	9.23	$838,115
Weighted average fair value of options granted during the period ended September 30, 2013		$0.10

The following table summarizes information about employee stock options under the 2013 Plan outstanding at September 30, 2013:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at September 30, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	8,381,150	9.23	$0.10	$--	8,381,150	$0.10	$838,115
	8,381,150	9.23	$0.10	$--	8,381,150	$0.10	$838,115

During period ended September 30, 2013 the Company has not granted any additional options and has not recorded any additional stock-based compensation expense relating to stock option grants.

At September 30, 2013 there was no unrecognized compensation cost related to stock options granted under the plan.

NOTE 11 – SUBSEQUENT EVENTS (unaudited)

Common stock subscribed

On November 12, 2013, the Company sold a private placement at $425,000 for 4,250,000 shares of our restricted common stock and a royalty agreement for $0.25 per unit of sales of a specific future product.

Since September 30, 2013, the Company has issued sixteen units, consisting of 800,000 share of our restricted common stock and royalty agreement (Note 9), and received cash of $80,000.

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

Results of Operations for the Three Months Ended September 30, 2013 and the Three Months Ended September 30, 2012

We have revenues of $36,821 for the period ended September 30, 2013 compared to revenues of $10,684 for the period ended September 30, 2012. This is due to increases in our WalMart Canada sales of $11,423 or 100% in the three month period ended September 30, 2013 as compared to the same period last year. As well as increases in our retail sales of $14,714 or 138% in the three month period ended September 30, 2013 sales of $25,398, as compared to the same three month period ended last year September 30, 2012 with sales of $10,684.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

As of September 30, 2013, we had total assets of $2,119,860 and total liabilities of $588,738, compared to total assets of $1,891,633 and total liabilities of $445,289 as of June 30, 2013. The increase in assets of $228,227 or 12% is mainly accounted for in the increase in our cash position of $180,295 and $88,746 from an increase in prepaid expenses.

During the three months ended September 30, 2013, our operating expenses increased $23,998 or 9% to $291,237 for the three months ended September 30, 2013 as compared to $267,239 for the same three month period ended September 30, 2012.  The main increases in our operating expenses were comprised of advertising and promotion of $37,845, and increases in consulting fees – related party of $17,552; decreases in our expenses were in travel of $19,366, and rent expense of $12,290, as discussed below, in all the remaining categories including: selling, general and administrative expenses, consulting fees, and amortization and depreciation remain fairly constant.

For the three months ended September 30, 2013, we paid consulting fees of $89,274 to related parties compared to consulting fees to related entities of $71,722 for the three months ended September 30, 2012. This was due to increases in fees charged to us, and additional staff required as our business has increased.

For the three months ended September 30, 2013, we recorded rent expense to of $2,003 compared to rent expense of $14,293 for the three months ended September 30, 2012. We received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments, which accounts for the decrease in rent expense.

We have begun generating revenues but are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

 Liquidity and Capital Resources

As of September 30, 2013, the Company had a cash balance of $190,783, and as of June 30, 2013, the Company had a cash balance of $10,488. The increase in our cash and cash equivalents is due to sales of our restricted common stock in the three months ended September 30, 2013.

For the period ended September 30, 2013, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the three months ended September 30, 2013, the Company recorded an additional contingent liability for this agreement in the amount of $65,243 and is based upon projections of our sales on these products. For the period ended September 30, 2013, the Company issued twenty-three units, consisting of 1,150,000 shares of our restricted common stock and a royalty agreement (Note 8), and received a cash payment of $75,100 and in payment of accounts payable of $45,440.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

During the three months ended September 30, 2013, we issued 191,000 shares of our common stock in restricted form in payment of $19,000 owed to our legal counsel.   We also issued 400,000 restricted shares of our common stock for payment of leasehold improvements installed at our current office performed by an unrelated third party in the amount of $45,440.  On July 26, 2013, the Company issued 200,000 restricted shares of our common stock for payment of public relations management services performed by an unrelated third party in the amount of $20,000, in payment of the consulting agreement.  On September 30, 2013, the Company issued 20,000 restricted shares of our common stock for payment of consulting services performed by a related third party in the amount of $4,000, in payment of the consulting agreement.

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

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

 Contractual Obligations

On April 1, 2013, the Company entered into a two year term lease agreement for office and warehouse space located in Kelowna, BC.  The lease commenced on May 1, 2013 and the monthly rental payment is approximately $3,600 including taxes. Rent expense for the related lease was $2,002 and none for the periods ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013, we received certain credits from the landlord for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease, we agreed to pay the landlord for leasehold improvements made to the offices and warehouse and the work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, we paid the balance owed for these improvements in shares of our common stock.

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

On January 18, 2013, the Company entered into an amendment of the above consulting agreement with the same Company as above, the prior agreement remains in force except for the following provisions: Mr. Markus’ consulting services will be at a rate of $11,000 per month, and Mr. Markus also received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1, each year that the consulting agreement is in force, Mr. Markus will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. For the periods ended September 30, 2013 and September 30, 2012, we recorded $33,000 and $30,000, respectively, in consulting fees – related party expense in connection with these contracts. As of September 30, 2013 and 2012, the Company accrued a total of $1,155 and $686, respectively, in royalties payable.

On May 1, 2012, the Company entered into consulting agreements with Kyle, Anthony, and Brent Markus, sons of its President, for their respective consulting services at a rate of $43,000, respectively, USD per annum.  The agreements were each for a period of twelve months, ending on December 31, 2012, and are automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. They each received one month’s salary as a signing bonus, and will each also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into new consulting agreements with Kyle, Anthony, and Brent Markus increasing their respective annual compensation to $47,300 each. All others terms remained the same. For the periods ended September 30, 2013 and 2012, we recorded $39,328 and $34,635, respectively, in consulting fees – related party expense in connection with these contracts, in total. As of September 30, 2013, the Company accrued a total of $963 and $571, in royalties payable for each agreement.

On January 18, 2013, the Company entered into a consulting agreement with Michael Markus, the fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement is in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2013 and September 30, 2012, we recorded $10,266 and none, respectively, in consulting fees – related party expense in connection with this contract and fees charged previous to this contract. For the three months ended September 30, 2013 and September 30, 2012, the Company accrued a total of $963 and none, respectively, in royalties payable.

On September 1, 2013, the Company entered into a consulting agreement with a son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement is for a period of twelve months, ending on August 31, 2014, and may be automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence, upon ten days’ written notice. For the period ended September 30, 2013, we recorded $6,680 in consulting fees – related party expense to this individual, including $2,680 paid in cash and $4,000 paid in shares of common stock, in restricted form.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

During the year ended June 30, 2013, our President advanced the Company $22,552 on a non-interest bearing, non-secured demand basis and was repaid $11,465.  As of September 30, 2013 and June 30, 2013, the balance of $11,088 is still outstanding.

In connection with the our common stock subscriptions, the Company granted as part of the subscription, a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has recorded a contingent liability for this agreement which is based upon projections of our sales on these products. For three months ended September 30, 2013, the company recorded an additional $62,243 for proceeds received in connection with these subscriptions. At September 30, 2013 and June 30, 2013, the total contingencies in connection with these subscriptions are $147,507 and $82,264, respectively.

In connection with a second common stock subscription, the Company granted as part of the subscription, a royalty agreement for a 5.0% perpetual royalty on the net sales of our current product line. The Company has recorded a contingent liability for this agreement in the amount of $233,360 and is based upon projections of our sales on these products. As of September 30, 2013, the Company accrued a total of $535 in royalties payable, and the royalty expense of $285.

The royalties from the above subscriptions are projected to become due over the next three years in line with our estimated sales; as such we have reflected the current portion of $70,000 and the long term of $310,618 on our balance sheet as of September 30, 2013.

As of September 30, 2013, the Company has placed deposits with its manufacturer for product totaling approximately $165,000, these deposits represent 50% down payment and the Company expects to pay the remaining balance of approximately $165,000 as the products are completed.

On May 27, 2012, the Company entered into an exclusive manufacturing agreement with Nova Genisis, the manufacturing company that produces our products. We agreed to contract with them to manufacture our products for a five year period, if we should cancel this agreement early we will have to pay Nova Genisis a payment for services of $250,000. We also gave a Master License and distribution agreement for Asia for a two year period, and they shall automatically renew for annual terms unless cancelled in advance of renewal. For all product sales within Asia, Nova Genisis agreed to pay the Company $0.50 per unit sold for the Master License agreement.

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

ITEM 4T - Controls and Procedures

 Disclosure controls and procedures

 As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013. Our external auditors have informed us that our disclosure controls surrounding the recording of equity transactions are not effective. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

 Changes in Internal Control over Financial Reporting

 There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold a total 3,750,000 shares of its unregistered common stock for proceeds of $575,000 under various subscription agreements during the three months ended September 30, 2013.

For the three months ending September 30, 2013, the Company issued 811,000 shares of its unregistered common stock in consideration for services or previously outstanding debt.

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

RELIABRAND INC.

Date: November 13, 2013	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO