Form 10-Q
period 2013-12-31
RELIABRAND INC.
filed 2014-02-12
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

As of February 7, 2014, 97,223,868 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND INC.

RELIABRAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$216,351	$10,488
Accounts receivable, net	152,955	41,929
Inventory, net	471,240	279,316
Prepaid expenses	171,152	113,187

TOTAL CURRENT ASSETS	1,011,698	444,920

OTHER ASSETS
Deposits	5,278	5,278
Property and equipment, net (Note 4)	107,765	132,413
Intellectual and product properties (Note 5)	100,000	100,000
Patents, net of amortization of $136,302 - December 31, 2013
and $110,296 - June 30, 2013 (Note 5)	1,067,453	1,093,459
Product molds, net of amortization of $87,299 - December 31, 2013
and $58,319 - June 30, 2013 (Note 4)	86,583	115,563

TOTAL OTHER ASSETS	1,367,079	1,446,713

Total Assets	$2,378,777	$1,891,633

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$89,134	$211,341
Accounts payable - related party	12,708	21,654
Accrued taxes payable	5,704	4,493
Shareholder advances (Note 7)	11,088	11,087
Note payable to shareholder (Note 6)	76,632	96,907
Contingent royalties payable	70,000	82,264
Royalties payable - related party	27,798	16,389
Accrued liabilities - related party	-	1,154

TOTAL CURRENT LIABILITIES	293,064	445,289

LONG TERM LIABILITY - Contingent royalties payable	517,907	-

TOTAL LIABILITIES	810,971	445,289

COMMITMENT AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 9)

Preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
December 31, 2013 and June 30, 2013, respectively	1	1

Common stock, par value $.0001, 150,000,000 and 100,000,000
shares authorized, respecctively;
97,223,868 issued and outstanding - December 31, 2013
86,822,868 issued and outstanding - June 30, 2013	9,725	8,686
Paid in Capital	5,575,878	4,829,967
Subscription receivable	(2,253)	(2,253)
Stock due from shareholder	(12,500)	(12,500)
Accumulated (Deficit)	(4,003,045)	(3,377,557)

Total Stockholders' Equity	1,567,806	1,446,344

Total Liabilities and Stockholders' Equity	$2,378,777	$1,891,633

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012

REVENUES	$155,011	$18,779	$191,832	$29,463

COST OF GOODS	74,061	21,437	96,600	38,054

GROSS PROFIT/ (LOSS)	80,950	(2,658)	95,232	(8,591)

EXPENSES

Amortization and Depreciation	28,387	29,422	56,703	50,140
Accounting, Audit, and Legal fees	31,705	47,217	76,011	105,400
Consulting fees	64,708	29,205	95,004	68,624
Consulting fees - related parties	97,657	68,988	186,931	140,710
Rent expense	10,864	15,986	12,867	30,279
Selling, general and administrative	179,432	75,377	275,320	137,127
Stock options expense	7,000	-	7,000	-
Consulting contract benefits - related party	5,769	1,154	6,923	2,308

Total expenses	425,522	267,349	716,759	534,588

NET OPERATING LOSS	(344,572)	(270,007)	(621,527)	(543,179)

OTHER EXPENSE
Interest Expense	(858)	(311)	(3,960)	(311)

NET LOSS	$(345,430)	$(270,318)	$(625,487)	$(543,490)

NET LOSS PER SHARE - BASIC AND DILUTED	*	*	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	94,606,368	82,425,952	92,410,341	78,307,976

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	December 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(625,487)	$(543,490)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	78,000	4,500
Stock options expense	7,000	-
Depreciation and amortization	85,682	66,404
Changes in operating assets and liabilities:
Accounts receivable	(111,026)	-
Prepaid expenses	(57,965)	(119,939)
Inventory	(191,924)	(33,120)
Accounts payable	(57,767)	40,085
Accounts payable - related party	(8,946)	(2,090)
Accrued liabilities	9,619	7,486
Accrued interest - notes payable	2,382	311

NET CASH (USED BY) OPERATING ACTIVITIES	(870,433)	(579,853)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,049)	(35,008)
Increase in product molds	-	(7,000)

NET CASH (USED BY) INVESTING ACTIVITIES	(6,049)	(42,008)

FINANCING ACTIVITIES
Proceeds from sale of common stock	1,105,000	756,135
Proceeds from shareholder advances/ notes	1,658	20,129
Repayments of notes payable	(22,656)	-
Repayment of shareholder advances	(1,657)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,082,345	776,264

NET INCREASE IN CASH	205,863	154,403

CASH, BEGINNING OF PERIOD	10,488	27,247

CASH, END OF PERIOD	$216,351	$181,650

CASH PAID FOR INTEREST	$187	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt Converted to Common Stock Subscribed
Accounts payable	$(64,440)	$(22,500)
Note Payable - shareholder	-	(75,137)
Purchase of property and equipment	-	(42,704)
Common stock subscribed	64,440	140,341
	$-	$-
Shares issued for common stock subscribed
Common stock subscribed	$-	$853,705
Common stock issued	-	(853,705)
	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2013 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2013.

There have been no material changes to our significant accounting policies during the six months ended December 31, 2013, as compared to the significant accounting policies disclosed in our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date. In the previous fiscal year ended June 30, 2013, we had commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007. The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions. The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free. The Company intends to aggressively promote and market the bottles and accessories and plans to secure retail distribution outlets for the bottles. The Company’s fiscal year-end is June 30. In the fourth quarter of fiscal year 2013, the Company’s management determined that it exited the development stage, as defined in FASB ASC 915-10. The Company had adjusted its financial statement presentation accordingly.

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
For the six months ended December 31, 2013 and 2012
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

Reclassifications

Certain amounts in the period ended December 31, 2012 financial statements have been reclassified to conform to the current period ended December 31, 2013 presentation.

Inventory

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of December 31, 2013 and 2012, we did not have any such accrued expenses.

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

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

Shipping and Handling

Net shipping and handling costs of $11,889 and $4,977 for the period ended December 31, 2013 and 2012, respectively, are included in selling, general and administrative expenses.

Advertising Costs

The Company expenses advertising costs when incurred. During the period ended December 31, 2013 and 2012, we had $141,484 and $59,895 in expenditures on advertising, respectively.

Concentration in Sales and Accounts Receivables to Few Customers

In the six months ended December 31, 2013 and 2012, our Wal-Mart Canada sales accounted for 99.32% and none, respectively, of our revenues. In the six months ended December 31, 2013 and 2012, our North American sales accounted for 100.00% and 100.00%, respectively, of our revenues. In the six months ended December 31, 2013 and 2012, our Wal-Mart Canada account receivables accounted for 99.93% and none, respectively, of our receivable balances.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2013 we have a working capital surplus of $718,634, and accumulated deficit of $4,003,045. During the period ended December 31, 2013 we had a net loss of $625,487 and cash used in operating activities of $870,433. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2013	June 30, 2013
Computer equipment	$7,279	$7,279
Website	15,257	15,257
Office furniture and equipment	103,526	97,477
Leasehold improvements	46,855	46,855
	172,917	166,868
Less accumulated depreciation and amortization	(65,152)	(34,455)
	$107,765	$132,413

	December 31, 2013	June 30, 2013
Product production molds	$173,882	$173,882
Less accumulated amortization	(87,299)	(58,319)
	$86,583	$115,563

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT - continued

Depreciation was $30,697 and $15,054 for the six months ended December 31, 2013 and 2012, respectively.

The Company also recorded amortization of products molds expense for the six months ended December 31, 2013 and 2012 of $28,980 and $16,264, respectively, as reflected in cost of goods sold on the accompanying Statement of Operations.

NOTE 5 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	December 31, 2013	June 30, 2013
Adiri patents	$800,552	$800,552
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	43,828
	1,203,755	1,203,755
Less accumulated amortization	(136,302)	(110,296)
	$1,067,453	$1,093,459

Plastic technology properties	$100,000	$100,000
	$100,000	$100,000

The Company has recorded amortization of patents expense for the six months ended December 31, 2013 and 2012 of $26,006 and $35,086, respectively.

NOTE 6 – LOANS PAYABLE - SHAREHOLDER

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,156 USD of the above debt’s principal to shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of December 31, 2013 and June 30, 2013, the remaining balance of $20,117 is outstanding, respectively.

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. During the six months ended December 31, 2013 and 2012, we accrued $818 and $311, respectively, in interest expense in connection with this note, and both the principal and interest are outstanding as of December 31, 2013 and June 30, 2013.

On April 26, 2013 the Company borrowed $30,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. During the six months ended December 31, 2013, we accrued $1,227 in interest expense in connection with this note, and both the principal and interest are outstanding as of December 31, 2013 and June 30, 2013.

On June 26, 2013 the Company borrowed $23,300 USD (CDN $24,500) from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. On August 1, 2013, we made payment in full on this note, leaving no principal outstanding as of September 30, 2013.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 6 – LOANS PAYABLE – SHAREHOLDER - continued

The notes payable to shareholders balance comprised of the below, net of accrued interest of $5,742:

	December 31,	June 30,
Description	2013	2013
Uncollateralized note to a related entity bearing no interest per annum which matures on February 28, 2013.	$20,117	$20,117
Uncollateralized note to a related entity bearing 8% interest per annum.	30,000	30,000
Uncollateralized note to a related entity bearing 8% interest per annum.	--	23,300
Uncollateralized note to a related entity bearing 8% interest per annum which matures on January 14, 2013.	20,773	20,130
Total liabilities	70,890	93,547
Less current liabilities	70,890	93,547
Total long term liabilities	$-0-	$-0-

Future maturity of our notes payable is presented in the table below:

For the years ended June 30,
2014	$70,890

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a consulting agreement with a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms. He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended December 31, 2013 and 2012, we recorded $25,621 and $22,295, respectively, in consulting fees – related party expense to this individual. For the six months ended December 31, 2013 and 2012, the Company accrued a total of $4,785 and $1,178 in royalties payable, respectively.

On May 1, 2012 the Company entered into a consulting agreement with another son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the six months ended December 31, 2013 and 2012, we recorded $27,503 and $22,295, respectively, in consulting fees – related party expense to this individual. For the six months ended December 31, 2013 and 2012, the Company accrued a total of $4,785 and $1,178 in royalties payable, respectively.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Related party transactions - continued

On May 1, 2012 the Company entered into a consulting agreement with a third son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the six months ended December 31, 2013 and 2012, we recorded $27,592 and $22,295, respectively, in consulting fees – related party expense in connection with these contracts. For the six months ended December 31, 2013 and 2012, the Company accrued a total of $4,785 and $1,178 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the six months ended December 31, 2013 and 2012, we recorded $20,533 and none, respectively, in consulting fees – related party expense to this individual. For the six months ended December 31, 2013 and 2012, the Company accrued a total of $4,785 and none in royalties payable, respectively.

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On January 18, 2013 the President received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share (Note 11). For the six months ended December 31, 2013 and 2012, we recorded $66,000 and $60,000, respectively, in consulting fees – related party expense in connection with these contracts. For the six months ended December 31, 2013 and 2012, the Company accrued a total of $5,742 and $1,415 in royalties payable, respectively.

On September 1, 2013, the Company entered into a consulting agreement with a son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement will be in effect for a period of twelve months, ending on August 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ten day written notice. For the period ended December 31, 2013 we recorded $19,683 in consulting fees – related party expense to this individual, including $11,683 paid in cash and $8,000 paid in shares of common stock.

Shareholder advances

In the six month period ended December 31, 2013, our current President paid operating bills on behalf of the Company totaling $1,658, and was repaid $1,657 in cash.

During the year ended June 30, 2013, our President advanced the Company $22,552 USD on a non-interest bearing, non-secured, on demand basis, and was repaid $11,465 USD. As of December 31, 2013 and June 30, 2013, the balance of $11,088 USD is outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office – warehouse lease

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commences on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. Rent expense was $2,002 and none for the periods ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock (Note 9).

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Consulting agreements

On May 6, 2013, the Company entered into a consulting agreement with a third party for product development consulting services to perform product development services. The Consultant shall be paid 2,000,000 shares of our restricted common stock, to be issued as follows: 200,000 shares upon execution of the agreement, 500,000 shares upon completion of the initial project, and the remaining 1,300,000 shares upon successful manufacture and acceptance by the Company of the initial completed product. In addition, the Consultant will be entitled to a 2.50% perpetual royalty on the future sales of the completed product. The agreement will be in effect until completion of the project or upon 10 day written notice of either party.  For the year ended June 30, 2013, we issued the initial 200,000 shares of our restricted common stock and recorded $20,000, in total marketing consulting fees in connection with this contract. In the six month period ended December 31, 2013, we issued an additional 500,000 shares of our restricted common stock and recorded $50,000, in total marketing consulting fees in connection with this contract.

On June 21, 2013, the Company entered into a consulting agreement with a third party for advertising consulting services to perform advertising services at a rate of $7,500 USD and 250,000 shares of our restricted common stock, valued at $25,000, for the initial 90 days beginning June 21, 2013. The agreement was in effect for a period of three months ending on September 30, 2013.  For the six months ended December 31, 2013, we expensed $32,500 in advertising expense in connection with this contract.

On July 26, 2013, the Company entered into a consulting agreement with a third party for public relations and communications services consulting services at a rate of $17,500 USD and 200,000 shares of our restricted common stock, valued at $20,000, for the 90 day term beginning July 26, 2013. The agreement will be in effect for a period of three months ending on October 26, 2013.  For the six months ended December 31, 2013, we expensed $32,500 in consulting fees expense in connection with this contract.

On November 22, 2013, the Company entered into a consulting agreement with a third party for consulting services as Executive Vice-President at a rate of $5,000 USD and 750,000 stock options to purchase shares of our restricted common stock (Note 10), for the term beginning November 21, 2013. The agreement will be in effect until terminated by written notice, as per the agreement. For the period ended December 31, 2013, we expensed $5,000 in consulting fees expense in connection with this contract.

Royalty agreements

In connection with the common stock subscriptions, described below (Note 10), the Company granted as part of the subscription, a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has recorded a contingent liability for this agreement which is based upon projections of our sales on these products. For six months ended December 31, 2013, the company recorded additional $124,813 contingent royalties for the proceeds received in connection with these subscriptions. At December 31, 2013 and June 30, 2013, the total contingencies in connection with these subscriptions are $207,077 and $82,264, respectively.

In connection with a second common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a 5.0% perpetual royalty on the net sales of our current product line. The Company has recorded a contingent liability for this agreement in the amount of $233,360 and is based upon projections of our sales on these products. As of December 31, 2013, the Company accrued a total of $3,957 in royalties payable, and the royalty expense of $2,110, and paid in cash $535 of the previously accrued payable.

In connection with a third common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a $0.25 perpetual royalty on the per unit sales of a new product line of bottles. The Company has recorded a contingent liability for this agreement in the amount of $149,316 and is based upon projections of our sales on these products. As of December 31, 2013, the Company did not accrue any royalties payable for this agreement.

The royalties from the above subscriptions are projected to become due over the next three years in line with our estimated sales; as such we have reflected the current portion of $70,000 and the long term of $517,907 on our balance sheet as of December 31, 2013.

Inventory Deposits

As of December 31, 2013, the Company has placed deposits with its manufacturer for product totaling approximately $169,354, these deposits represent 50% down payment and the Company expects to pay the remaining balance of approximately $169,000 as the products are completed.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Manufacturing Agreement

On May 27, 2012, the Company entered into an exclusive manufacturing agreement with Nova Genisis, the manufacturing company that produces our products. We agreed to contract with them to manufacture our products for a five year period, if we should cancel this agreement early we will have to pay Nova Genisis a payment for services of $250,000. We also gave a Master License and distribution agreement for Asia for a two year period, and they shall automatically renew for annual terms unless cancelled in advance of renewal. For all product sales within Asia, we agreed to pay Nova Genisis $0.50 per unit sold for the Master License agreement, for the period ended December 31, 2013, we paid $5,760 for sales completed. On December 27, 2013, the Company sent notice to Nova Genisis to terminate the above agreement in six months as per the agreement, June 26, 2014.

NOTE 9 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 26, 2012 the Company approved and in December 2012 the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only one designated class of preferred shares, “A,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended December 31, 2013 and June 30, 2013, there were 97,233,868 and 86,822,868 shares of our common stock issued and outstanding, respectively. As of the periods ended December 31, 2013 and June 30, 2013, there were 10,000 shares of our preferred stock issued and outstanding.

Common Shares – Issued and Outstanding

For the period ended December 31, 2013, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the six months ended December 31, 2013, the Company recorded an additional contingent liability for this agreement in the amount of $124,813 and is based upon projections of our sales on these products. For the period ended December 31, 2013, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement (Note 8), and received a cash payment of $180,100 and in payment of accounts payable of $45,440.

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

On November 12, 2013, the Company entered into a subscription agreement with the same unrelated individual as above for 4,250,000 shares of our restricted common stock for $425,000 or $0.10 per share. In addition, the subscribers also received a royalty agreement for a $0.25 perpetual royalty on the per unit sales of a new product line of bottles. The Company has recorded a contingent liability for this agreement in the amount of $149,316 and is based upon projections of our sales on these products.

Preferred Stock – Series “A”

On February 26, 2010, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock (the "Certificate of Designations") designating ten thousand (10,000) of the Company's previously authorized preferred stock.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
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

Stock Based Compensation

On July 23, 2013, the Company issued 191,100 restricted shares of our common stock for payment of debt owed to our legal counsel for services performed in the amount of $19,000.

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

On November 4, 2013, the Company issued 500,000 restricted shares of our common stock for payment of product development services performed by an unrelated third party in the amount of $50,000, in payment of the consulting agreement (Note 8). The value of the product development services is included in consulting fees in our statement of operations.

On November 29, 2013, the Company issued 40,000 restricted shares of our common stock for payment of consulting services performed by a related third party in the amount of $4,000, in payment of the consulting agreement (Note 7). The value of the services is included in consulting fees – related parties in our statement of operations.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

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

During the year ended June 30, 2013, the Company granted 8,381,150 to our current President, the options become fully vested upon grant and contained an exercise price of $0.10 per share. On November 22, 2013, we granted 750,000 stock options to a consultant at an exercise price of $0.10 per share, and these options will expire five years from the grant date, and will vest as follows, upon signing the agreement 50,000 options will vest, and then at the end of each three month period, 100,000 options, per the agreement (Note 8). As of December 31, 2013, 20,868,850 options were available for future grant.

The value of employee and non-employee stock warrants granted was estimated using the Black-Scholes model with the following assumptions:

	January 29, 2013	November 22, 2013
Expected volatility (based on historical volatility)	501.71%	463.42%
Expected dividends	0.00	0.00
Expected term in years	10	5
Risk-free rate	2.030%	1.370%

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
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 10 – 2013 STOCK OPTION PLAN - continued

A summary of the options granted to employees and non-employees under the plan and changes during the year ended June 30, 2013 and December 31, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2012	-	$-
Granted	8,381,150	0.10
Exercised	-
Forfeited or expired	-	-
Balance at June 30, 2013	8,381,150	$0.10	9.58	$838,115
Exercisable at June 30, 2013	8,381,150	$0.10	9.58	$838,115
Weighted average fair value of options granted during the year ended June 30, 2013		$0.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,381,150	$0.10
Granted	750,000	-	5.00	$ 105,000
Exercised	-	-
Forfeited or expired	-	-
Balance at December 31, 2013	9,131,150	$0.10	7.11	$943,115
Exercisable at December 31, 2013	9,131,150	$0.10	7.11	$943,115
Weighted average fair value of options granted during the period ended December 31, 2013		$0.10

The following table summarizes information about employee stock options under the 2013 Plan outstanding at December 31, 2013:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at December 31, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	9,131,150	7.11	$0.10	$--	8,431,150	$0.10	$845,115
	9,131,150	7.11	$0.10	$--	8,431,150	$0.10	$845,115

The total value of stock options granted during the period ended December 31, 2013 was $105,000. Period ended December 31, 2013, the Company recorded $7,000 in stock option expense relating to stock option grants, and is reflected in stock options expense in our statement of operations.

At December 31, 2013 there was $98,000 of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through August 22, 2015. The following table represents the stock options expense for the each of the next three fiscal years ended June 30:

For years ended June 30,	Expense
2014	$28,000
2015	56,000
2016	14,000
$98,000

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six months ended December 31, 2013 and 2012
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (unaudited)

Stock Based Compensation

On January 24, 2014, the Company issued 125,000 restricted shares of our common stock for payment of debt owed to our legal counsel for services performed in the amount of $12,500. The Company also issued 42,500 restricted shares of our common stock for payment of debt owed to our outside accountant for services performed in the amount of $4,250, on the same date.

Subscription agreement

On January 2, 2014, the Company sold to an unrelated individual 750,000 shares of our restricted common stock at $0.10 per share or $75,000. The subscription agreement also included a royalty on a new product of $0.25 per unit sold up to a maximum amount of $75,000 of royalties.

Asset purchase agreement

On January 2, 2014, we entered into an agreement to purchase certain assets own by an unrelated company in exchange for 250,000 shares of our restricted common stock valued at $0.10 or $25,000, plus a royalty of $0.31 per unit sold if the retail price is below $19.95, and $0.41 per unit sold if the retail price is $19.95 or more. If the Company decides in the future to not utilize the assets any further, the seller has the first right of refusal to repurchase them back for $37,500. The agreement also contains a non-competition clause for the seller.

Royalty agreement amendment

On February 6, 2014, we agreed to an amendment to the second royalty agreement in Note 8. The Royalty is changed from 5% of the net sales of our product line to a royalty on 2.75% of the gross sales of all our product line.

Warehouse expansion

In January 2014, we agreed to expand our warehouse space by 2,183 square foot with an increase of our monthly payments of $2,454.

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

Results of Operations for the Three Months Ended December 31, 2013 and the Three Months Ended December 31, 2012

We have revenue of $155,011 for the period ended December 31, 2013 compared to revenue of $18,779 for the period ended December 31, 2012, the increase in our revenues are mainly attributed to increased retail sales on our website, and an increase in our sales to Walmart Canada store locations.

As of December 31, 2013, we had total assets of $2,378,777 and total liabilities of $810,971 compared to total assets of $1,891,633 and total liabilities of $445,289 as of June 30, 2013. The main changes in our balance sheet items are attributable to an increase in cash from private placements, an increase in our accounts receivables due to our increase in sales to Walmart Canada, and an increase in our inventory products. In our liabilities the main changes include a decrease in our accounts payable, and additional contingent royalties accrued for accounts for the major increase.

During the three months ended December 31, 2013, we incurred operating expenses in the amount of $425,522. These operating expenses were comprised of accounting, auditing and legal fees, selling, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $267,349 for the three months ended December 31, 2012. The main increases in consulting fees and consulting fees – related party due to increased consultants needed for performing work functions as our sales have increased and our business operations have expanded. Another area of increase is in our selling, general and administrative areas, as our business operations have grown or expenses in this area have grown accordingly.

For the three months ended December 31, 2013, we paid consulting fees of $97,657 to related parties compared to consulting fees to related entities of $68,988 for the three months ended December 31, 2012, as explained above this increase is due to our growing business operations, we anticipate this to grow as needed, as our business plan is realized.

For the three months ended December 31, 2013, we paid rent expense to an unrelated party of $10,864 compared to rent expense to an unrelated party of $15,986 for the three months ended December 31, 2012. The reason for the decrease is in the current fiscal year, we consolidated our previous years two separate locations into one location for both our corporate office and our product warehouse, resulting in a cost savings.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

We have begun generating revenues but are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Six Months Ended December 31, 2032 and the Six Months Ended December 31, 2012

During the six months ended December 31, 2013, we incurred operating expenses in the amount of $716,759 and had revenues of $191,832. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $534,588 and revenues of $29,463 for the six months ended December 31, 2012. The increase in operating expenses in the current fiscal year is attributed to the increase in our business operations as we have pursued our business plan. We anticipate having additional increases in our expenses as needed, as our business expands, and our sales increase.

For the six months ended December 31, 2013, we paid consulting fees of $186,931 to related parties compared to consulting fees to related parties of $140,710 for the six months ended December 31, 2012, as explained above this increase is due to our growing business operations, we anticipate this to grow as needed, as our business plan is realized.

Liquidity and Capital Resources

As of December 31, 2013, the Company had a cash balance of $216,351, and as of June 30, 2012, the Company had a cash balance of $10,488.

For the six months ended December 31, 2013, the Company raised $1,150,440  in a private placement of its common stock, conducted in compliance with Regulation S (“Regulation S”) and/or Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”), selling a total of 9,450,000 shares of its common stock.   All these shares have been issued.  In addition, the shareholders in these private placements received a perpetual royalty on certain products.  The Company has recorded $274,129 as additional contingent liability in connection with these royalty payments.  The Company is utilizing the proceeds from this offering to fund its current operations.

On July 23, 2013, the Company issued 191,100 restricted shares of our common stock for payment of debt owed to our legal counsel for services performed in the amount of $19,000.

On July 26, 2013, the Company issued 400,000 restricted shares of our common stock for payment of accounts payable invoice for leasehold improvements installed at our current office performed by an unrelated third party in the amount of $45,440. The value of the issuance also included a royalty agreement.

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

On November 4, 2013, the Company issued 500,000 restricted shares of our common stock for payment of product development services performed by an unrelated third party in the amount of $50,000, in payment of the consulting agreement. The value of the product development services is included in consulting fees in our statement of operations.

On November 29, 2013, the Company issued 40,000 restricted shares of our common stock for payment of consulting services performed by a related third party in the amount of $4,000, in payment of the consulting agreement. The value of the services is included in consulting fees – related parties in our statement of operations.

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

Contractual Obligations

On April 1, 2013, the Company entered into a two year term lease agreement for office and warehouse space located in Kelowna, BC.  The lease commenced on May 1, 2013 and the monthly rental payment is approximately $3,600 including taxes. Rent expense was $10,684 and none for the periods ended December 31, 2013 and 2012, respectively. In the six months ended December 31, 2013, we received certain credits from the landlord for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease, we agreed to pay the landlord for leasehold improvements made to the offices and warehouse and the work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, we paid the balance owed for these improvements in shares of our common stock.

On May 1, 2011, we entered into a consulting agreement with  a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month. The terms of the consulting agreement also call for the Company to provide health insurance, vacation, a company credit card, and reimbursement for all reasonable business expenses incurred by him in the performance of his duties.  The agreement will be in effect for a five year period ending on May 1, 2016 and is renewable after that period; however, the Company has the option to cancel with or without “cause”.  To cancel with “cause” means that there is a breach of fiduciary duties or felonious conduct, and under the agreement the Company may terminate the contract with a 90 day notice. To cancel without “cause”, the Company would be liable for a lump sum payment equal to the balance of the consulting fees remaining under the current year’s consultant agreement.

On January 18, 2013, the Company entered into an amendment of the above consulting agreement with the same Company as above, the prior agreement remains in force except for the following provisions: Mr. Markus’ consulting services will be at a rate of $11,000 per month, and Mr. Markus also received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1, each year that the consulting agreement is in force, Mr. Markus will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. For the six month periods ended December 31, 2013 and December 31, 2012, we recorded $66,000 and $60,000, respectively, in consulting fees – related party expense in connection with these contracts. As of December 31, 2013 and 2012, the Company accrued a total of $4,785 and $1,178, respectively, in royalties payable.

On May 1, 2012, the Company entered into consulting agreements with three sons of its President, for their respective consulting services at a rate of $43,000, respectively, USD per annum.  The agreements were each for a period of twelve months, ending on December 31, 2012, and are automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. They each received one month’s salary as a signing bonus, and will each also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into new consulting agreements with each of the same three sons as above, increasing their respective annual compensation to $47,300 each. All others terms remained the same. For the six month periods ended December 31, 2013 and 2012, we recorded $27,592 and $22,295, respectively, in consulting fees – related party expense in connection with each of these contracts. As of December 31, 2013 and December 31, 2012, the Company accrued a total of $4,785 and $1,178, in royalties payable for each agreement.

On January 18, 2013, the Company entered into a consulting agreement with the fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement is in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. For the six month periods ended December 31, 2013 and December 31, , 2012, we recorded $20,533 and none, respectively, in consulting fees – related party expense in connection with this contract and fees charged previous to this contract. For the six months ended December 31, 2013 and December 31, 2012, the Company accrued a total of $4,785 and none, respectively, in royalties payable.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On September 1, 2013, the Company entered into a consulting agreement with the son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement is for a period of twelve months, ending on August 31, 2014, and may be automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence, upon ten days’ written notice. For the period ended December 31, 2013, we recorded $19,683 in consulting fees – related party expense to this individual, including $11,683 paid in cash and $8,000 paid in shares of common stock, in restricted form.

During the year ended June 30, 2013, our President advanced the Company $22,552 on a non-interest bearing, non-secured demand basis and was repaid $11,465.  As of December 31, 2013 and June 30, 2013, the balance of $11,088 is still outstanding. In the six month period ended December 31, 2013, our current President paid operating bills on behalf of the Company totaling $1,658 and was repaid $1,657.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended December 31, 2013, the Company raised $1,150,440  in a private placement of its common stock, conducted in compliance with Regulation S (“Regulation S”) and/or Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”), selling a total of 9,450,000 shares of its common stock.   All these shares have been issued.  In addition, the shareholders in these private placements received a perpetual royalty on certain products.  The Company has recorded $274,129 as additional contingent liability in connection with these royalty payments.  The Company is utilizing the proceeds from this offering to fund its current operations.

On July 23, 2013, the Company issued 191,100 restricted shares of our common stock for payment of debt owed to our legal counsel for services performed in the amount of $19,000.

On July 26, 2013, the Company issued 400,000 restricted shares of our common stock for payment of accounts payable invoice for leasehold improvements installed at our current office performed by an unrelated third party in the amount of $45,440. The value of the issuance also included a royalty agreement.

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

On November 4, 2013, the Company issued 500,000 restricted shares of our common stock for payment of product development services performed by an unrelated third party in the amount of $50,000, in payment of the consulting agreement. The value of the product development services is included in consulting fees in our statement of operations.

On November 29, 2013, the Company issued 40,000 restricted shares of our common stock for payment of consulting services performed by a related third party in the amount of $4,000, in payment of the consulting agreement. The value of the services is included in consulting fees – related parties in our statement of operations.

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

RELIABRAND INC.

Date: February 12, 2014	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO