Form 10-Q
period 2014-03-31
RELIABRAND INC.
filed 2014-05-20
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2014, 98,201,368 shares of the Registrant's Common Stock were issued and outstanding.

RELIABRAND INC.

RELIABRAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$304,972	$10,488
Accounts receivable, net	66,602	41,929
Inventory, net	573,706	279,316
Prepaid expenses	192,044	113,187

TOTAL CURRENT ASSETS	1,137,324	444,920

OTHER ASSETS
Deposits	5,278	5,278
Property and equipment, net (Note 4)	92,255	132,413
Intellectual and product properties (Note 5)	125,000	100,000
Patents, net of amortization of $149,306 - March 31, 2014
and $110,296 - June 30, 2013 (Note 5)	1,054,449	1,093,459
Product molds, net of amortization of $101,789 - March 31, 2014
and $58,319 - June 30, 2013 (Note 4)	72,093	115,563

TOTAL OTHER ASSETS	1,349,075	1,446,713

Total Assets	$2,486,399	$1,891,633

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$63,246	$211,341
Accounts payable - related party	-	21,654
Accrued taxes payable	5,840	4,493
Shareholder advances (Note 7)	-	11,087
Note payable to shareholder (Note 6)	78,643	96,907
Contingent royalties payable	70,000	82,264
Royalties payable - related party	19,257	16,389
Accrued liabilities - related party	-	1,154

TOTAL CURRENT LIABILITIES	236,986	445,289

LONG TERM LIABILITY - Contingent royalties payable	592,907	-

TOTAL LIABILITIES	829,893	445,289

COMMITMENT AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 9)

Preferred stock, par value $.0001, 10,000,000 shares authorized, 10,000 issued and outstanding March 31, 2014 and June 30, 2013, respectively	1	1

Preferred stock, Series B, par value $.0001, 150,000 shares authorized, none issued and outstanding March 31, 2014 and June 30, 2013, respectively	-	-

Preferred stock, Series C, par value $.0001, 100,000 shares authorized, none issued and outstanding March 31, 2014 and June 30, 2013, respectively	-	-

Common stock, par value $.0001, 150,000,000 and 100,000,000 shares authorized, respectively; 98,201,368 issued and outstanding - March 31, 2014; 86,822,868 issued and outstanding - June 30, 2013	9,820	8,686
Paid in Capital	5,612,531	4,829,967
Subscription receivable	(2,253)	(2,253)
Stock due from shareholder	(12,500)	(12,500)
Common Stock Subscribed	250,000	-
Accumulated (Deficit)	(4,201,093)	(3,377,557)

Total Stockholders' Equity	1,656,506	1,446,344

Total Liabilities and Stockholders' Equity	$2,486,399	$1,891,633

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

REVENUES	$77,401	$19,896	$269,233	$54,336

COST OF GOODS	28,860	14,537	125,460	57,568

GROSS PROFIT/ (LOSS)	48,541	5,359	143,773	(3,232)

EXPENSES

Amortization and Depreciation	28,513	24,512	85,216	74,652
Accounting, Audit, and Legal fees	28,877	25,061	104,888	130,461
Consulting fees	16,762	4,612	111,766	73,236
Consulting fees - related parties	100,245	102,080	287,176	242,790
Rent expense	17,171	20,069	30,038	50,348
Selling, general and administrative	35,798	51,557	311,118	188,684
Stock options expense	14,000	-	21,000	-
Consulting contract benefits - related party	3,142	1,154	10,065	3,462
Stock compensation - officers	-	838,115	-	838,115

Total expenses	244,507	1,067,160	961,266	1,601,748

NET OPERATING LOSS	(195,966)	(1,061,801)	(817,493)	(1,604,980)

OTHER EXPENSE
Interest Expense	(2,083)	(596)	(6,043)	(907)

NET LOSS	$(198,049)	$(1,062,397)	$(823,536)	$(1,605,887)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	98,264,229	85,390,924	94,333,151	80,634,492

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	March 31,	March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(823,536)	$(1,605,887)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	59,000	17,500
Stock compensation - officers	-	838,115
Stock options expense	21,000	-
Depreciation and amortization	128,685	99,048
Changes in operating assets and liabilities:
Accounts receivable	(24,673)	-
Prepaid expenses	(69,899)	(64,049)
Inventory	(294,390)	(160,172)
Accounts payable	(66,903)	62,595
Accounts payable - related party	(21,654)	621
Accrued liabilities	(7,744)	2,128
Accrued interest - notes payable	4,392	906

NET CASH (USED BY) OPERATING ACTIVITIES	(1,095,724)	(809,195)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,049)	(41,960)
Increase in product molds	-	(7,000)

NET CASH (USED BY) INVESTING ACTIVITIES	(6,049)	(48,960)

FINANCING ACTIVITIES
Proceeds from sale of common stock	1,430,001	775,231
Proceeds from shareholder advances/ notes	1,658	77,900
Repayments of notes payable	(22,656)	-
Repayment of shareholder advances	(12,745)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,396,258	853,131

NET INCREASE IN CASH	294,484	(5,024)

CASH, BEGINNING OF PERIOD	10,488	27,247

CASH, END OF PERIOD	$304,972	$22,223

CASH PAID FOR INTEREST	$187	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt Converted to Common Stock Subscribed
Accounts payable	$(106,190)	$(22,500)
Note Payable - shareholder	-	(75,137)
Purchase of property and equipment	-	(42,704)
Purchase of intellectual properties	25,000	-
Common stock subscribed	81,190	140,341
	$-	$-
Shares issued for common stock subscribed
Common stock subscribed	$-	$853,705
Common stock issued	-	(853,705)
	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2014 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2013.

There have been no material changes to our significant accounting policies during the nine months ended March 31, 2014, as compared to the significant accounting policies disclosed in our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date. In the previous fiscal year ended June 30, 2013, we had commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and selling them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007. The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions. The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free. The Company intends to aggressively promote and market the bottles and accessories and plans to secure retail distribution outlets for the bottles. The Company’s fiscal year-end is June 30. In the fourth quarter of fiscal year 2013, the Company’s management determined that it exited the development stage, as defined in FASB ASC 915-10. The Company had adjusted its financial statement presentation accordingly.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

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

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

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

Reclassifications

Certain amounts in the period ended March 31, 2013 financial statements have been reclassified to conform to the current period ended March 31, 2014 presentation.

Inventory

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of March 31, 2014 and June 30, 2013, we did not have any such accrued expenses.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

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

Shipping and Handling

Net shipping and handling costs of $19,358 and $6,919 for the period ended March 31, 2014 and 2013, respectively, are included in selling, general and administrative expenses.

Advertising Costs

The Company expenses advertising costs when incurred. During the period ended March 31, 2014 and 2013, we had $121,785 and $86,408 in expenditures on advertising, respectively.

Concentration in Sales and Accounts Receivables to Few Customers

In the nine months ended March 31, 2014 and 2013, our Wal-Mart Canada sales accounted for 64.88% and none, respectively, of our revenues. In the nine months ended March 31, 2014 and 2013, our North American sales accounted for 100.00% and 100.00%, respectively, of our revenues. In the nine months ended March 31, 2014 and 2013, our Wal-Mart Canada account receivables accounted for 93.41% and none, respectively, of our receivable balances.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2014 we have a working capital surplus of $900,338, and accumulated deficit of $4,201,093. During the period ended March 31, 2014 we had a net loss of $823,536  and cash used in operating activities of $1,095,724. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2014	June 30, 2013
Computer equipment	$7,279	$7,279
Website	15,257	15,257
Office furniture and equipment	103,526	97,477
Leasehold improvements	46,855	46,855
	172,917	166,868
Less accumulated depreciation and amortization	(80,662)	(34,455)
	$92,255	$132,413

	March 31, 2014	June 30, 2013
Product production molds	$173,882	$173,882
Less accumulated amortization	(101,789)	(58,319)
	$72,093	$115,563

Depreciation was $46,207 and $16,134 for the nine months ended March 31, 2014 and 2013, respectively.

The Company also recorded amortization of products molds expense for the nine months ended March 31, 2014 and 2013 of $43,470 and $24,395, respectively, as reflected in cost of goods sold on the accompanying Statement of Operations.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 5 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	March 31, 2014	June 30, 2013
Adiri patents	$800,552	$800,552
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	43,828
	1,203,755	1,203,755
Less accumulated amortization	(149,306)	(110,296)
	$1,054,449	$1,093,459

Plastic technology properties	$100,000	$100,000
Sippy Straw technology	25,000	--
	$125,000	$100,000

The Company has recorded amortization of patents expense for the nine months ended March 31, 2014 and 2013 of $36,009 and $58,518, respectively.

Asset purchase agreement

On January 2, 2014, we entered into an agreement to purchase certain assets owned by an unrelated company in exchange for 250,000 shares of our restricted common stock valued at $0.10 or $25,000, plus a royalty of $0.31 per unit sold if the retail price is below $19.95, and $0.41 per unit sold if the retail price is $19.95 or more. If the Company decides in the future to not utilize the assets any further, the seller has the first right of refusal to repurchase them back for $37,500. The agreement also contains a non-competition clause for the seller.

NOTE 6 – LOANS PAYABLE - SHAREHOLDER

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,156 USD of the above debt’s principal to shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of March 31, 2014 and June 30, 2013, the remaining balance of $20,117 is outstanding, respectively.

On February 15, 2013 the Company borrowed $50,000 USD from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing an 8% interest rate per annum. During the nine months ended March 31, 2014 and 2013, we accrued $4,056 and $489, respectively, in interest expense in connection with this note, and both the principal and interest are outstanding as of March 31, 2014 and June 30, 2013.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 6 – LOANS PAYABLE – SHAREHOLDER - continued

On June 26, 2013 the Company borrowed $23,300 USD (CDN $24,500) from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing an 8% interest rate per annum and is payable upon demand of the note holder. On August 1, 2013, we made payment in full on this note, leaving no principal outstanding as of September 30, 2013.

The notes payable to shareholders balance comprised of the below, net of accrued interest of $7,753:

	March 31,	June 30,
Description	2014	2013
Uncollateralized note to a related entity bearing no interest per annum which matures on February 28, 2013.	$20,117	$20,117
Uncollateralized note to a related entity bearing 8% interest per annum.	50,000	50,000
Uncollateralized note to a related entity bearing 8% interest per annum which matures on January 14, 2013.	773	23,430
Total liabilities	70,890	93,547
Less current liabilities	70,890	93,547
Total long term liabilities	$-0-	$-0-

Future maturity of our notes payable is presented in the table below:

For the years ended June 30,
2014	$70,890

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a consulting agreement with a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms. He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended March 31, 2014 and 2013, we recorded $37,621 and $38,061, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $6,720 and $1,627 in royalties payable, respectively.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Related party transactions - continued

On May 1, 2012 the Company entered into a consulting agreement with another son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended March 31, 2014 and 2013, we recorded $39,503 and $38,061, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $6,720 and $1,627 in royalties payable, respectively.

On May 1, 2012 the Company entered into a consulting agreement with a third son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended March 31, 2014 and 2013, we recorded $39,592 and $38,061, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $6,720 and $1,627 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms. The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $45,000 USD per annum. The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms. The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended March 31, 2014 and 2013, we recorded $30,918 and $25,560, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $6,720 and $449 in royalties payable, respectively.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Related party transactions - continued

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $12,100 per month, he will have the option to convert his accrued royalties payble to shares of the Company’s preferred series “B” stock, and will receive a monthly gas allowance of three hundred dollars ($300), and the provision to grant him stock options was cancelled. For the nine months ended March 31, 2014 and 2013, we recorded $102,300 and $103,047, respectively, in consulting fees – related party expense in connection with these contracts. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $8,064 and $1,953 in royalties payable, respectively.

On September 1, 2013, the Company entered into a consulting agreement with a son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement will be in effect for a period of twelve months, ending on August 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ten day written notice. For the period ended March 31, 2013 we recorded $37,243 in consulting fees – related party expense to this individual, including $23,243 paid in cash and $14,000 paid in shares of common stock.

Shareholder advances

In the nine month period ended March 31, 2014, our current President paid operating bills on behalf of the Company totaling $1,658, and was repaid $1,657 in cash.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

Shareholder advances - continued

During the year ended June 30, 2013, our President advanced the Company $22,552 USD on a non-interest bearing, non-secured, on demand basis, and was repaid $11,465 USD. On February 12, 2014, the Company repaid the remaining balance of $11,087, and as of March 31, 2014 and June 30, 2013, the balance of none and $11,087 USD is outstanding, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office – warehouse lease

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commences on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. On January 2, 2014, the company entered into an addendum to lease additional space for an additional monthly payment of $2,454 CDN. Rent expense was $30,038 and $50,348 for the periods ended March 31, 2014 and 2013, respectively. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock (Note 9).

Consulting agreements

On May 6, 2013, the Company entered into a consulting agreement with a third party for product development consulting services to perform product development services. The Consultant shall be paid 2,000,000 shares of our restricted common stock, to be issued as follows: 200,000 shares upon execution of the agreement, 500,000 shares upon completion of the initial project, and the remaining 1,300,000 shares upon successful manufacture and acceptance by the Company of the initial completed product. In addition, the Consultant will be entitled to a 2.50% perpetual royalty on the future sales of the completed product. The agreement will be in effect until completion of the project or upon 10 day written notice of either party.  For the year ended June 30, 2013, we issued the initial 200,000 shares of our restricted common stock and recorded $20,000, in total marketing consulting fees in connection with this contract. In the nine month period ended March 31, 2014, we issued an additional 500,000 shares of our restricted common stock and recorded $50,000, in total marketing consulting fees in connection with this contract.

On June 21, 2013, the Company entered into a consulting agreement with a third party for advertising consulting services to perform advertising services at a rate of $7,500 USD and 250,000 shares of our restricted common stock, valued at $25,000, for the initial 90 days beginning June 21, 2013. The agreement was in effect for a period of three months ending on September 30, 2013.  For the nine months ended March 31, 2014, we expensed $32,500 in advertising expense in connection with this contract. In March 2014, we cancelled this contract and cancelled the 250,000 shares issued.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Consulting agreements - continued

On July 26, 2013, the Company entered into a consulting agreement with a third party for public relations and communications services consulting services at a rate of $17,500 USD and 200,000 shares of our restricted common stock, valued at $20,000, for the 90 day term beginning July 26, 2013. The agreement will be in effect for a period of three months ending on October 26, 2013.  For the nine months ended March 31, 2014, we expensed $32,500 in consulting fees expense in connection with this contract.

On November 22, 2013, the Company entered into a consulting agreement with a third party for consulting services as Executive Vice-President at a rate of $5,000 USD and 750,000 stock options to purchase shares of our restricted common stock (Note 10), for the term beginning November 21, 2013. The agreement will be in effect until terminated by written notice, as per the agreement. For the period ended March 31, 2014, we expensed $5,000 in consulting fees expense in connection with this contract.

Royalty agreements

In connection with the common stock subscriptions, described below (Note 10), the Company granted as part of the subscription, a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has recorded a contingent liability for this agreement which is based upon projections of our sales on these products. For nine months ended March 31, 2014, the company recorded additional $124,813 contingent royalties for the proceeds received in connection with these subscriptions. At March 31, 2014 and June 30, 2013, the total contingencies in connection with these subscriptions are $207,077 and $82,264, respectively.

In connection with a second common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a 5.0% perpetual royalty on the net sales of our current product line. The Company has recorded a contingent liability for this agreement in the amount of $233,360 and is based upon projections of our sales on these products. As of March 31, 2014, the Company accrued a total of $3,957 in royalties payable, and the royalty expense of $2,110, and paid in cash $535 of the previously accrued payable.

In connection with a third common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a $0.25 perpetual royalty on the per unit sales of a new product line of bottles. The Company has recorded a contingent liability for this agreement in the amount of $149,316 and is based upon projections of our sales on these products. As of March 31, 2014, the Company did not accrue any royalties payable for this agreement.

In connection with a fourth common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a $0.25 royalty on the per unit sales of the Sippy Straw or Sippy Sure up to the amount of the investment. The Company has recorded a contingent liability for this agreement in the amount of $75,000 and is based upon projections of our sales on these products. As of March 31, 2014, the Company did not accrue any royalties payable for this agreement.

The royalties from the above subscriptions are projected to become due over the next three years in line with our estimated sales; as such we have reflected the current portion of $70,000 and the long term of $592,907 on our balance sheet as of March 31, 2014.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Royalty agreement amendment

On February 6, 2014, we agreed to an amendment to the second royalty agreement in Note 8. The Royalty is changed from 5% of the net sales of our product line to a royalty on 2.75% of the gross sales of all our product line.

Inventory Deposits

As of March 31, 2014, the Company has placed deposits with its manufacturer for product totaling approximately $165,321, these deposits represent 50% down payment and the Company expects to pay the remaining balance of approximately $165,000 as the products are completed.

Manufacturing Agreement

On May 27, 2012, the Company entered into an exclusive manufacturing agreement with Nova Genisis, the manufacturing company that produces our products. We agreed to contract with them to manufacture our products for a five year period, if we should cancel this agreement early we will have to pay Nova Genisis a payment for services of $250,000. We also gave a Master License and distribution agreement for Asia for a two year period, and they shall automatically renew for annual terms unless cancelled in advance of renewal. For all product sales within Asia, we agreed to pay Nova Genisis $0.50 per unit sold for the Master License agreement, for the period ended March 31, 2014, we paid $5,760 for sales completed. On December 27, 2013, the Company sent notice to Nova Genisis to terminate the above agreement in six months as per the agreement, June 26, 2014.

NOTE 9 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 26, 2012 the Company approved and in December 2012 the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only three designated classes of preferred shares, “A,” “B,” “C,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended March 31, 2014 and June 30, 2013, there were 98,201,368 and 86,822,868 shares of our common stock issued and outstanding, respectively. As of the periods ended March 31, 2014 and June 30, 2013, there were 10,000 shares of our preferred stock issued and outstanding.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 9 – STOCKHOLDER’S EQUITY - continued

Common Shares – Issued and Outstanding

For the period ended March 31, 2014, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the nine months ended March 31, 2014, the Company recorded an additional contingent liability for this agreement in the amount of $124,813 and is based upon projections of our sales on these products. For the period ended March 31, 2014, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement (Note 8), and received a cash payment of $180,100 and in payment of accounts payable of $45,440.

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

On January 2, 2014, the Company entered into a subscription agreement with an unrelated individual for 750,000 shares of our restricted common stock for $75,000 or $0.10 per share. In addition, the subscriber will also receive a royalty agreement for a $0.25 royalty on the per unit sales of a new product, Sippy Sure or Sippy Straw, up to the amount of investment. The Company has recorded a contingent liability for this agreement in the amount of $75,000 and is based upon projections of our sales on these products.

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

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
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

Preferred Stock – Series “B”

On March 15, 2014, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series B Preferred Stock (the "Certificate of Designations") designating one hundred fifty thousand (150,000) of the Company's previously authorized preferred stock.

The 150,000 Series B Preferred Stock shall accrue a dividend of $4.00 per share per annum as designated by the board of directors. These shares shall be convertible into shares of common stock at the ratio of 200 shares of common stock for each share of preferred “B” for a period of 24 months from the date of issuance. Each holder of the Series B Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, in the equivalent number of the completed converted shares, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 9 – STOCKHOLDER’S EQUITY - continued

Preferred Stock – Series “C”

On March 15, 2014, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series C Preferred Stock (the "Certificate of Designations") designating one hundred thousand (100,000) of the Company's previously authorized preferred stock.

The 100,000 Series C Preferred Stock shall accrue interest at eight percent (8%) per annum as designated by the board of directors, and shall not accrue dividends. These shares shall be convertible into shares of common stock at the ratio of 100 shares of common stock for each share of preferred “C” for a period of 24 months from the date of issuance. For every three (3) shares of converted common stock the holder shall receive one common stock warrant, with an exercise price of $0.10 per share for a period of twenty four months after the date of conversion. Each holder of the Series C Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, in the equivalent number of the completed converted shares, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote.

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
For the nine months ended March 31, 2014 and 2013
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

On January 20, 2014, the Company issued 125,000 restricted shares of our common stock for payment of debt owed to our legal counsel for services performed in the amount of $12,500.

On January 20, 2014, the Company issued 42,500 restricted shares of our common stock for payment of debt owed to our accountant for services performed in the amount of $4,250.

On March 30, 2014, the Company issued 60,000 restricted shares of our common stock for payment of public relations management services performed by an unrelated third party in the amount of $6,000, in payment of marketing services rendered. The value of the marketing services is included in consulting fees in our statement of operations.

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

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 10 – 2013 STOCK OPTION PLAN - continued

Unless the Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.  An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

During the year ended June 30, 2013, the Company granted 8,381,150 to our current President, the options become fully vested upon grant and contained an exercise price of $0.10 per share. On November 22, 2013, we granted 750,000 stock options to a consultant at an exercise price of $0.10 per share, and these options will expire five years from the grant date, and will vest as follows, upon signing the agreement 50,000 options will vest, and then at the end of each three month period, 100,000 options, per the agreement (Note 8). As of March 31, 2014, 20,868,850 options were available for future grant.

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

A summary of the options granted to employees and non-employees under the plan and changes during the year ended June 30, 2013 and the period ended March 31, 2014 is presented below:

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

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the nine months ended March 31, 2014 and 2013
(Unaudited)

NOTE 10 – 2013 STOCK OPTION PLAN - continued

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,381,150	$0.10
Granted	750,000	-	5.00	$105,000
Exercised	-	-
Forfeited or expired	-	-
Balance at March 31, 2014	9,131,150	$0.10	7.11	$943,115
Exercisable at March 31, 2014	8,531,150	$0.10	7.11	$859,115
Weighted average fair value of options granted during the period ended March 31, 2014		$0.10

The following table summarizes information about employee stock options under the 2013 Plan outstanding at March 31, 2014:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2014	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at March 31, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	9,131,150	7.11	$0.10	$--	8,531,150	$0.10	$859,115
	9,131,150	7.11	$0.10	$--	8,531,150	$0.10	$859,115

The total value of stock options granted during the period ended March 31, 2014 was $105,000. Period ended March 31, 2014, the Company recorded $21,000 in stock option expense relating to stock option grants, and is reflected in stock options expense in our statement of operations

At March 31, 2014 there was $84,000 of total unrecognized compensation cost related to stock options granted under the plan.  That cost is expected to be recognized pro-rata through August 22, 2015. The following table represents the stock options expense for the each of the next three fiscal years ended June 30:

For years ended June 30,	Expense
2014	$14,000
2015	56,000
2016	14,000
$84,000

NOTE 11 – SUBSEQUENT EVENTS (unaudited)

Subscription agreement

In April 2014, the Company sold to an unrelated individual 25,000 shares of our preferred  Series “C” stock at $10.00 per share or $250,000. The shares will also accrue interest at eight percent (8%) per annum as designated by the board of directors, and shall not accrue dividends. These shares shall be convertible into shares of common stock at the ratio of 100 shares of common stock for each share of preferred “C” for a period of 24 months from the date of issuance. For every three (3) shares of converted common stock the holder shall receive one common stock warrant, with an exercise price of $0.10 per share for a period of twenty four months after the date of conversion.

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

 Results of Operations for the Three Months Ended March 31, 2014 and the Three Months Ended March 31, 2013

We have revenue of $77,401 for the period ended March 31, 2014 compared to revenue of $19,896 for the period ended March 31, 2013. The increase in our revenue can be attributed to our increase in sales of our products as we market them to consumers.  We anticipate that sales will continue to increase as we continue to pursue our business plan, and develop additional sales of our product line.

As of March 31, 2014, we had total assets of $2,486,399 and total liabilities of $829,893 compared to total assets of $1,891,633 and total liabilities of $445,289 as of June 30, 2013.  The increase in assets is mainly attributable to purchases of finished goods inventory of our products to be sold. We will purchase additional inventory as the needed to fulfill our sales.

During the three months ended March 31, 2014, we incurred operating expenses in the amount of $244,507. These operating expenses were comprised of consulting fees to related parties, consulting contract benefits, accounting, auditing and legal fees, selling, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $1,067,160 for the three months ended March 31, 2013.  The decrease in expenses is because of in the previous period we granted our President stock options which accounts for a significant decrease in the total expenses, most of our operating expenses continued to increase since the Company is pursuing its business plan and hiring additional consultants to assist with operations, additional travel and marketing to attend trade shows and meet with potential retailers.

For the three months ended March 31, 2014, we paid consulting fees of $100,245 to related parties compared to consulting fees to related parties of $102,080 for the three months ended March 31, 2013.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

For the three months ended March 31, 2014, we paid rent expense of $17,171 compared to rent expense of $20,069 for the three months ended March 31, 2013.

We have begun generating revenues but are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Nine Months Ended March 31, 2014 and the Nine Months Ended March 31, 2013

During the nine months ended March 31, 2014, we incurred operating expenses in the amount of $961,266 and had revenues of $269,233. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $1,601,748 and revenues of $54,336 for the nine months ended March 31, 2013. The decrease in expenses is because of in the previous period we granted our President stock options which accounts for a significant decrease in the total expenses, most of our operating expenses continued to increase since the Company is pursuing its business plan and hiring additional consultants to assist with operations, additional travel and marketing to attend trade shows and meet with potential retailers. .

For the nine months ended March 31, 2014, we paid related party consulting fees of $287,176 to sons of the Company’s President and an entity controlled by our current President compared to consulting fees to the same related parties of $242,790 for the nine months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had a cash balance of $304,972, and as of June 30, 2013, the Company had a cash balance of $10,488.

For the period ended March 31, 2014, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the nine months ended March 31, 2014, the Company recorded an additional contingent liability for this agreement in the amount of $124,813 and is based upon projections of our sales on these products. For the period ended March 31, 2014, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement and received a cash payment of $180,100 and in payment of accounts payable of $45,440.

On March 1, 2012, the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,156 USD of the above debt’s principal to shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of March 31, 2014 and June 30, 2013, the remaining balance of $20,117 is outstanding, respectively.

On February 15, 2013, the Company borrowed $50,000 USD from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing an 8% interest rate per annum. During the nine months ended March 31, 2014 and 2013, we accrued $4,056 and $489, respectively, in interest expense in connection with this note, and both the principal and interest are outstanding as of March 31, 2014 and June 30, 2013.

 In the nine month period ended March 31, 2014, our current President paid operating bills on behalf of the Company totaling $1,658, and was repaid $1,657 in cash.

During the year ended June 30, 2013, our President advanced the Company $22,552 USD on a non-interest bearing, non-secured, on demand basis, and was repaid $11,465 USD. On February 12, 2014, the Company repaid the remaining balance of $11,088, and as of March 31, 2014 and June 30, 2013, the balance of none and $11,088 USD is outstanding, respectively.

If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

Reclassifications

Certain amounts in the period ended March 31, 2013 financial statements have been reclassified to conform to the current period ended March 31, 2014 presentation.

Inventory

 The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of March 31, 2014 and 2013, we did not have any such accrued expenses.

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

Shipping and Handling

Net shipping and handling costs of $19,358 and $6,919 for the period ended March 31, 2014 and 2013, respectively, are included in selling, general and administrative expenses.

Advertising Costs

 The Company expenses advertising costs when incurred. During the period ended March 31, 2014 and 2013, we had $121,785 and $86,408 in expenditures on advertising, respectively.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Concentration in Sales and Accounts Receivables to Few Customers

In the nine months ended March 31, 2014 and 2013, our Wal-Mart Canada sales accounted for 64.88% and none, respectively, of our revenues. In the nine months ended March 31, 2014 and 2013, our North American sales accounted for 100.00% and 100.00%, respectively, of our revenues. In the nine months ended March 31, 2014 and 2013, our Wal-Mart Canada account receivables accounted for 93.41% and none, respectively, of our receivable balances.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2014, we have a working capital surplus of $900,337, and accumulated deficit of $4,201,093. During the period ended March 31, 2014, we had a net loss of $823,536 and cash used in operating activities of $1,095,724. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Office – warehouse lease

On April 1, 2013, the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commenced on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. On January 2, 2014, the Company entered into an addendum to lease additional space for an additional monthly payment of $2,454 CDN. Rent expense was $30,038 and $50,348 for the periods ended March 31, 2014 and 2013, respectively. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock.

Consulting agreements

On May 6, 2013, the Company entered into a consulting agreement with a third party for product development consulting services to perform product development services. The Consultant shall be paid 2,000,000 shares of our restricted common stock, to be issued as follows: 200,000 shares upon execution of the agreement, 500,000 shares upon completion of the initial project, and the remaining 1,300,000 shares upon successful manufacture and acceptance by the Company of the initial completed product. In addition, the Consultant will be entitled to a 2.50% perpetual royalty on the future sales of the completed product. The agreement will be in effect until completion of the project or upon 10 day written notice of either party.  For the year ended June 30, 2013, we issued the initial 200,000 shares of our restricted common stock and recorded $20,000, in total marketing consulting fees in connection with this contract. In the nine month period ended March 31, 2014, we issued an additional 500,000 shares of our restricted common stock and recorded $50,000, in total marketing consulting fees in connection with this contract.

On June 21, 2013, the Company entered into a consulting agreement with a third party for advertising consulting services to perform advertising services at a rate of $7,500 USD and 250,000 shares of our restricted common stock, valued at $25,000, for the initial 90 days beginning June 21, 2013. The agreement was in effect for a period of three months ending on September 30, 2013.  For the nine months ended March 31, 2014, we expensed $32,500 in advertising expense in connection with this contract. In March 2014, we cancelled this contract and cancelled the 250,000 shares issued.

On July 26, 2013, the Company entered into a consulting agreement with a third party for public relations and communications services consulting services at a rate of $17,500 USD and 200,000 shares of our restricted common stock, valued at $20,000, for the 90 day term beginning July 26, 2013. The agreement will be in effect for a period of three months ending on October 26, 2013.  For the nine months ended March 31, 2014, we expensed $32,500 in consulting fees expense in connection with this contract.

On November 22, 2013, the Company entered into a consulting agreement with a third party for consulting services as Executive Vice-President at a rate of $5,000 USD and 750,000 stock options to purchase shares of our restricted common stock, for the term beginning November 21, 2013. The agreement will be in effect until terminated by written notice, as per the agreement. For the period ended March 31, 2014, we expensed $5,000 in consulting fees expense in connection with this contract.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Related Party Transactions

On May 1, 2012, the Company entered into a consulting agreement with a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms. He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended March 31, 2014 and 2013, we recorded $37,621 and $38,061, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $6,720 and $1,627 in royalties payable, respectively.

On May 1, 2012, the Company entered into a consulting agreement with another son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended March 31, 2014 and 2013, we recorded $39,503 and $38,061, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $6,720 and $1,627 in royalties payable, respectively.

On May 1, 2012, the Company entered into a consulting agreement with a third son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended March 31, 2014 and 2013, we recorded $39,592 and $38,061, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $6,720 and $1,627 in royalties payable, respectively.

 On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive a twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $45,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended March 31, 2014 and 2013, we recorded $30,918 and $25,560, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $6,720 and $449 in royalties payable, respectively.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $12,100 per month, he will have the option to convert his accrued royalties payable to shares of the Company’s preferred series “B” stock, and will receive a monthly gas allowance of three hundred dollars ($300), and the provision to grant him stock options was cancelled. For the nine months ended March 31, 2014 and 2013, we recorded $102,300 and $103,047, respectively, in consulting fees – related party expense in connection with these contracts. For the nine months ended March 31, 2014 and 2013, the Company accrued a total of $8,064 and $1,953 in royalties payable, respectively.

Royalty agreements

In connection with certain common stock subscriptions, the Company granted as part of the subscription, a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has recorded a contingent liability for this agreement which is based upon projections of our sales on these products. For nine months ended March 31, 2014, the Company recorded additional $124,813 contingent royalties for the proceeds received in connection with these subscriptions. At March 31, 2014 and June 30, 2013, the total contingencies in connection with these subscriptions are $207,077 and $82,264, respectively.

In connection with a second common stock subscription, the Company granted as part of the subscription, a royalty agreement for a 5.0% perpetual royalty on the net sales of our current product line. The Company has recorded a contingent liability for this agreement in the amount of $233,360 and is based upon projections of our sales on these products. As of March 31, 2014, the Company accrued a total of $3,957 in royalties payable, and the royalty expense of $2,110, and paid in cash $535 of the previously accrued payable.

In connection with a third common stock subscription, the Company granted as part of the subscription, a royalty agreement for a $0.25 perpetual royalty on the per unit sales of a new product line of bottles. The Company has recorded a contingent liability for this agreement in the amount of $149,316 and is based upon projections of our sales on these products. As of March 31, 2014, the Company did not accrue any royalties payable for this agreement.

In connection with a fourth common stock subscription, the Company granted as part of the subscription, a royalty agreement for a $0.25 royalty on the per unit sales of the Sippy Straw or Sippy Sure up to the amount of the investment. The Company has recorded a contingent liability for this agreement in the amount of $75,000 and is based upon projections of our sales on these products. As of March 31, 2014, the Company did not accrue any royalties payable for this agreement.

The royalties from the above subscriptions are projected to become due over the next three years in line with our estimated sales; as such we have reflected the current portion of $70,000 and the long term of $592,907 on our balance sheet as of March 31, 2014.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the period ended March 31, 2014, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the nine months ended March 31, 2014, the Company recorded an additional contingent liability for this agreement in the amount of $124,813 and is based upon projections of our sales on these products. For the period ended March 31, 2014, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement and received a cash payment of $180,100 and in payment of accounts payable of $45,440.

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

On January 20, 2014, the Company issued 125,000 restricted shares of our common stock for payment of debt owed to our legal counsel for services performed in the amount of $12,500.

On January 20, 2014, the Company issued 42,500 restricted shares of our common stock for payment of debt owed to our accountant for services performed in the amount of $4,250.

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

RELIABRAND INC.

Date: May 14, 2014	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO