Form 10-K
period 2014-06-30
RELIABRAND INC.
filed 2014-11-04
CIK 1406243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2014

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

State the issuer's revenues for its most recent fiscal year. $308,991

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $1,590,228. State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares	Class as of September 15, 2014
Common Stock, Par Value $0.0001 per share	98,471,371

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

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The Company will compete with much larger companies in the baby bottle and related baby products that have significantly longer operating histories and are much better capitalized as well as having well-known names that consumers know.    The Company’s competitive position within the industry is negligible in light of that fact. Older, well-established baby bottle companies with records of success currently attract customers. The Company expects to compete with these companies based on the unique design of the Company’s baby bottles and components.    Mr. Markus, the Company’s sole officer and director, presently devotes his full time to its operations.

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

Number of Total Employees and Number of Full-Time Employees

The Company presently utilizes the services of consultants and has no full-time employees. The services of Antal Markus, our CEO, are provided pursuant to a consulting agreement with his company, Marant Holdings, Inc. The services of several related party individuals are also provided pursuant to consulting agreements with the individuals. The Company utilizes the services of outside consultants as needed.  The Company does not anticipate adding any employees at the present time.

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

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on February 28, 2007 and we have realized minimal revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on February 28, 2007 to June 30, 2014 is $4,484,553. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and are just beginning to generate revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.
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

Risks Related to Our Stock

The OTC Market is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTCMarket is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Market is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTC Market involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Market, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Market at the time of the order entry.

Orders for OTC Market securities may be cancelled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Market. Due to the manual order processing involved in handling OTC Market trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

ITEM 1A. - RISK FACTORS - continued

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Market if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Market may not have a bid price for securities bought and sold through the OTC Market. Due to the foregoing, demand for securities that are traded through the OTC Market may be decreased or eliminated.

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

Historically, the market prices of companies quoted on the Over-The-Counter market generally have been very volatile and have experienced sharp share price and trading volume changes.

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

ITEM 1A. - RISK FACTORS - continued

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal offices are located at 720 Evans Court, Suite 103, Kelowna, BC Canada V1X 6G4. Our telephone number is (778) 478-9997.  We entered into a two year lease of our office and warehouse space on April 1, 2013.  Our monthly rent is $3,600.  On January 2, 2014, the Company entered into an addendum whereby we leased additional space for an additional lease payment of $2,454 CDN. The Company believes that our facilities are sufficient for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings which involve Reliabrand, its directors or officers. Our Bylaws provide that we shall have a minimum of one director. There is no stated maximum number of directors allowed but such number may be fixed from time to time by action of the stockholders or of the directors. Our address for service of process in Nevada is 1645 Village Center Circle, Las Vegas, NV 89134.

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently listed on the OTC Markets under the symbol “RLIA.” Prior to April 5, 2011, the Company’s stock was listed on the OTC Bulletin Board under the symbols “AJVE”, “ACOE” and “SLEG”.

For the period from January 1, 2012 to date, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High Price	Low Price
January 1, 2012 – March 31, 2012	$.04	$.025
April 1, 2012 – June 30, 2012	$.12	$.025
July 1, 2012 – September 30, 2012	$.51	$.11
October 1, 2012 – December 31, 2012	$.53	$.19
January 1, 2013 – March 31, 2013	$.37	$.10
April 1, 2013 – June 30, 2013	$.185	$.10
July 1, 2013 – September 30, 2013	$.22	$.06
October 1, 2013 – December 31, 2013	$.225	$.10
January 1, 2014 – March 31, 2014	$.14	$.0826
April 1, 2014 – June 30, 2014	$.13	$.06

Recent Sales of Unregistered Securities

During the year ended June 30, 2014, the Company closed several private placements for aggregate proceeds of $775,000, or 7,750,000 shares, respectively, at the price of $0.10 per share, for total net proceeds of $415,203, net of costs. The Company relied on exemptions from registration under Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

For the year ended June 30, 2014, the Company completed a private offering of its securities.  The offering was comprised of units consisting of 50,000 shares of our common stock, in restricted form, and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the amount of the initial investment, subsequently converting to a 2.5% perpetual royalty on the same product. For the year ended June 30, 2014, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement for which it received proceeds of $220,000. The Company relied on exemptions from registration under Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Holders

As of June 30, 2014, we have 98,471,371 shares of our Common Stock issued and outstanding held by 123 shareholders of record.

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

For the year ended June 30, 2014, the Company granted no stock options. There are 21,618,850 available for future grants.

 Increase of authorized common stock shares

In December 2012, the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000.

Designation of Preferred Stock

During the year ended June 30, 2014, the Company designated two new classes of preferred stock.  The Company designated 150,000 shares of its unissued preferred stock as Series B Convertible Stock (“Series B”) which accrues dividends at an annual rate of $4.00 per share and is convertible for a period of twenty four months from the date of issuance for shares of the Company’s common stock at a rate of one Series B share for two hundred (200) shares of common stock. As of June 30, 2014, the Company had none issued and outstanding shares of its Series B.

During the year ended June 30, 2014, the Company designated 100,000 shares of its preferred shares as Series C Preferred Stock (“Series C”).  The Series C has a purchase price of $10 per share and accrues interest at annual rate of eight percent (8%).  The Series C are convertible for a period of twenty four (24) months from the date of issuance for shares of the Company’s common stock at a rate of one hundred (100) shares of common stock for each share of Series C. The Series C upon conversion also are granted three (3) warrants to purchase shares of the Company’s common stock at a price of $.10 per warrant.  As of June 30, 2014, the Company had issued and outstanding 50,000 shares of its Series C.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

In this regard and during such period; we anticipate spending $100,000 on professional fees attributable to fulfilling our reporting obligations under the federal securities laws and $50,000 on general administrative costs and expenditures associated with complying with reporting obligations.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditors have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-K for the period ended June 30, 2014.

Results of Operations for the Year Ended June 30, 2014 and the Year Ended June 30, 2013

We had revenues of $308,991 for the year ended June 30, 2014 compared to revenues of $114,946 for the year ended June 30, 2013. The increase in sales of $194,045 or 59.00% is due to our retail sales increasing through our website, and beginning wholesale sales to WalMart Canada in pursuit of our marketing plan for our products.

During the year ended June 30, 2014, we incurred operating expenses in the amount of $1,246,380. These operating expenses were comprised of amortization and depreciation expenses, accounting and audit fees, consulting fees, rent expense, general and management expenses, and transfer agent fees.  This compared to operating expenses of $2,000,059 for the year ended June 30, 2013. The decrease was primarily due to the Company not issuing stock based compensation for the year ended June 30, 2014.

As of June 30, 2014, we had total assets of $2,508,096 and total liabilities of $908,050 compared to total assets of $1,891,633 and total liabilities of $445,289 as of June 30, 2013.  Of the total assets as of June 30, 2014, current assets were $1,202,024 and consisted of cash of $188,763, inventory of $557,558, accounts receivable of $58,054 and prepaid expenses of $397,649.  Other assets were $1,306,072 and consisted of patents of $1,041,446, intellectual properties of $125,000, net property and equipment of $76,745, deposits of $5,278, and product molds of $57,603. Total liabilities consisted of $81,923 in accounts payable, in notes payable – shareholder $131,965, in contingent royalties payable $662,907, in royalties payable – related party of $25,300 and accrued taxes payable of $5,955.

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (“Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296,   resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.0001, post-split.  As a condition to the Agreement, we had to implement our previously authorized 100-to-1 reverse stock split  and change the Company’s name to “Reliabrand, Inc.”

Office – warehouse lease

On April 1, 2013, the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commences on May 1, 2013 and the monthly rent is approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. On January 2, 2014, the Company entered into an addendum to lease additional space for an additional monthly payment of $2,454 CDN. Rent expense was $47,372 and $62,897 for the years ended June 30, 2014 and 2013, respectively. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock.

During the year ended June 30, 2013, our President advanced the Company $22,552 USD on a non-interest bearing, non-secured, on demand basis, and was repaid $22,552 USD. As of June 30, 2014, the balance was zero.

We began generating revenue for the year ended June 30, 2012 and had revenues of $308,991 for the year ended June 30, 2014.  However, we continue to be dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.  The Company does not anticipate paying dividends in the near future, if ever.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Liquidity and Capital Resources

As of June 30, 2014 and 2013, the Company had a cash balance of $188,763 and $10,488, respectively.

We issued 1,698,500 and 974,500 shares as payment to certain vendors for services during the years ended June 30, 2014 and 2013, respectively.

For the year ended June 30, 2014, the Company issued 7,750,000 shares of its common stock in private placements pursuant to exemptions from registration under Regulations S, D and Section 4(2) of the Securities Act.

For the year ended June 30, 2014, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement, for which it received gross proceeds of $220,000.The Company relied on exemptions from registration under Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In April 1,2014, the Company sold to an unrelated individual 25,000 shares of our preferred Series “C” stock at $10.00 per share or $250,000.

In May 5, 2014, the Company sold to an unrelated individual 25,000 shares of our preferred Series “C” stock at $10.00 per share or $250,000.

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

Contractual Obligations

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we have fully pre-paid this commitment. In the year ended June 30, 2012, we purchased an additional $119,372 of inventory from the same 3rd party supplier; we have fully paid for all the product shipments.  As of June 30, 2012, we found that we had defective and substandard products, we have checked our inventory and have destroyed and disposed of the unusable inventory and recorded an inventory loss of $110,397 which is reflected in our statement of operations.  As of June 30, 2014, the Company did not have purchase commitments.

License and exclusive marketing agreement

For the year ended June 30, 2013, the Company started a new private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a pro-rata share of a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, the Company recorded a contingent liability for this agreement in the amount of $82,264 and is based upon projections of our sales on these products. For the year ended June 30, 2013, the Company issued twenty-seven units, consisting of 1,450,000 shares of our restricted common stock and a royalty agreement (Note 9), and received a cash payment of $145,000.  For the year ended June 30, 2014, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement (Note 9), and received a cash payment of $220,000. For year ended June 30, 2014, the company recorded additional $124,813 contingent royalties for the proceeds received in connection with these subscriptions. At June 30, 2014 and 2013, the total contingencies in connection with these subscriptions are $207,077 and $82,264, respectively.

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

As of June 30, 2014 and 2013, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8 - FINANCIAL STATEMENTS

RELIABRAND, INC.

TABLE OF CONTENTS

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm - 2014	F-1

	Report of Independent Registered Public Accounting Firm - 2013	F-2

	Consolidated Balance Sheets, for the years ended June 30, 2014 and 2013	F-3

	Consolidated Statements of Operations for the years ended June 30, 2014 and 2013	F-4

	Consolidated Statements of Stockholders' (Deficit) for the period from	F-5 to F-17

	June 30, 2012 through June 30, 2014	F-18

	Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013	F-19

	Notes to Financial Statements	F-20 to F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reliabrand, Inc.

We have audited the accompanying consolidated balance sheet of Reliabrand, Inc. as of June 30, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2014. Reliabrand, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Reliabrand, Inc. as of June 30, 2013 were audited by other auditors, whose report dated September 30, 2013 expressed an unqualified opinion and included an emphasis of matter paragraph regarding substantial doubt in Reliabrand, Inc.’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliabrand, Inc. as of June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss during period of $1,106,996 and has an accumulated deficit of $4,484,553, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ MartinelliMick PLLC
MartinelliMick PLLC
Spokane, WA
October 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reliabrand Inc.

We have audited the consolidated balance sheet of Reliabrand Inc. as of June 30, 2013, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliabrand Inc. as of June 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Farber Hass Hurley LLP
Farber Hass Hurley LLP
Granada Hills, California

September 30, 2013

RELIABRAND, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$188,763	$10,488
Accounts receivable, net	58,054	41,929
Inventory, net (Note 4)	557,558	279,316
Prepaid expenses	397,649	113,187

TOTAL CURRENT ASSETS	1,202,024	444,920

OTHER ASSETS
Deposits	5,278	5,278
Property and equipment, net (Note 3)	76,745	132,413
Intellectual and product properties (Note 5)	125,000	100,000
Patents, net of amortization of $162,308 - June 30, 2014
and $110,296 - June 30, 2013 (Note 5)	1,041,446	1,093,459
Product molds, net of amortization of $116,279 - June 30, 2014
and $58,319 - June 30, 2013 (Note 3)	57,603	115,563

TOTAL OTHER ASSETS	1,306,072	1,446,713

Total Assets	$2,508,096	$1,891,633

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$81,923	$211,341
Accounts payable - related party	-	21,654
Accrued taxes payable	5,955	4,493
Shareholder advances (Note 7)	-	11,087
Note payable to shareholder (Note 6)	131,965	96,907
Contingent royalties payable	70,000	82,264
Royalties payable - related party	25,300	16,389
Accrued liabilities - related party	-	1,154

TOTAL CURRENT LIABILITIES	315,143	445,289

LONG TERM LIABILITY - Contingent royalties payable	592,907	-

TOTAL LIABILITIES	908,050	445,289

COMMITMENT AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY (Note 9)

Convertible preferred stock, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
March 31, 2014 and June 30, 2013, respectively	1	1

Convertible preferred stock, Series B, par value $.0001, 150,000 shares authorized, none issued and outstanding
June 30, 2014 and June 30, 2013	-	-

Preferred stock, Series C, par value $.0001, 50,000
shares authorized, 50,000 and none issued and outstanding
June 30, 2014 and June 30, 2013, respectively	5	-

Common stock, par value $.0001, 150,000,000
shares authorized;
98,471,371 issued and outstanding - June 30, 2014
86,822,868 issued and outstanding - June 30, 2013	9,847	8,686
Paid in Capital	6,139,499	4,829,967
Subscription receivable	(52,253)	(2,253)
Stock due from shareholder	(12,500)	(12,500)
Accumulated Deficit	(4,484,553)	(3,377,557)

Total Stockholders' Equity	1,600,046	1,446,344

Total Liabilities and Stockholders' Equity	$2,508,096	$1,891,633

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2014	2013

REVENUES	$308,991	$114,946

COST OF GOODS	159,599	124,288

GROSS PROFIT (LOSS)	149,392	(9,342)

EXPENSES

Amortization and Depreciation	113,728	104,713
Accounting, Audit, and Legal fees	116,042	154,209
Consulting fees	131,277	96,815
Consulting fees - related parties	387,756	324,006
Rent expense	47,372	62,897
Selling, general and administrative	415,999	233,056
Stock options expense	21,000	-
Consulting contract benefits - related party	13,206	4,615
Stock compensation - officers	-	838,115
Loss on abandonment of patents	-	181,633

Total expenses	1,246,380	2,000,059

NET OPERATING LOSS	(1,096,988)	(2,009,401)

OTHER EXPENSE
Interest Expense	(10,008)	(3,381)

NET LOSS	$(1,106,996)	$(2,012,782)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	94,333,151	81,918,032

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Convertible		Convertible
	Preferred		Preferred Stock		Preferred Stock						Common
	Stock		Series "B"		Series "C"		Common Stock		Paid-in	Subscription	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Subscribed	(Deficit)	Total

Balances, June 30, 2012	10,000	$1	-	$-	-	$-	59,677,000	$5,968	$2,148,338	$(2,440)	$853,705	$(1,364,775)	$1,640,797

Shares issued for common stock subscribed	-	-					16,725,000	1,673	852,032		(853,705)		-

Shares issued for cash in a private placement at $0.10 per share on July 1, 2012, net of offering costs	-	-					100,000	10	9,990				10,000

Shares issued for cash in a private placement at $0.10 per share on July 12, 2012, net of offering costs	-	-					50,000	5	4,995				5,000

Shares issued for cash in a private placement at $0.10 per share on July 15, 2012, net of offering costs	-	-					85,000	9	8,491	100			8,600

Shares issued for cash in a private placement at $0.10 per share on July 17, 2012, net of offering costs	-	-					590,000	59	58,941				59,000

Shares issued for cash in a private placement at $0.10 per share on July 18, 2012, net of offering costs	-	-					700,000	70	69,930	344			70,344

Shares issued for payment for account payable invoices at $0.10 per share on July 18, 2012	-	-					24,500	2	2,448				2,450

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on July 20, 2012, net of offering costs	-	-	360,000	36	35,964	(311)		35,689

Shares issued for cash in a private placement at $0.10 per share on July 23 2012, net of offering costs	-	-	350,000	35	34,965			35,000

Shares issued for cash in a private placement at $0.10 per share on July 24, 2012, net of offering costs	-	-	50,000	5	4,995	54		5,054

Shares issued for cash in a private placement at $0.10 per share on August 12, 2012, net of offering costs	-	-	100,000	10	9,990			10,000

Shares issued for agreement to cancel royalty agreement, 125,000 shares total, on August 24, 2012	-	-	75,000	8	7,492		5,000	12,500

Share to be returned and cancelled by our President for the above issuance						(12,500)		(12,500)

Shares issued for public relation consulting at $0.10 per share on August 24, 2012	-	-	30,000	3	2,997			3,000

Shares subscribed for payment, 55,000 shares at $0.10 per share on September 26, 2012	-	-	-	-	-	-	5,500	5,500

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares subscribed for payment, 500,000 shares at $0.10 per share on September 27, 2012	-	-	-	-	-	-	50,000	50,000

Shares subscribed for payment, 380,000 shares at $0.10 per share on September 28, 2012	-	-	-	-	-	-	38,000	38,000

Shares issued for common stock subscribed	-	-	935,000	94	93,406		(93,500)	-

Shares issued for agreement to cancel royalty agreement, 50,000 shares on October 1, 2012	-	-	50,000	5	4,995		(5,000)	-

Shares issued for payment for account payable invoices at $0.42 per share on October 1, 2012	-	-	100,000	10	42,693			42,703

Shares issued for payment for account payable invoices at $0.10 per share on October 1, 2012	-	-	25,000	3	2,497			2,500

Shares issued for cash in a private placement at $0.10 per share on October 24, 2012, net of offering costs	-	-	1,000,000	100	99,900			100,000

Shares issued for cash in a private placement at $0.10 per share on October 30, 2012, net of offering costs	-	-	100,000	10	9,990			10,000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on October 31, 2012, net of offering costs	-	-	150,000	15	14,985	15,000

Shares issued for cash in a private placement at $0.10 per share on November 2, 2012, net of offering costs	-	-	300,000	30	29,970	30,000

Shares issued for cash in a private placement at $0.10 per share on November 3, 2012, net of offering costs	-	-	10,000	1	999	1,000

Shares issued for cash in a private placement at $0.10 per share on November 5, 2012, net of offering costs	-	-	210,000	21	20,979	21,000

Shares issued for cash in a private placement at $0.10 per share on November 6, 2012, net of offering costs	-	-	60,000	6	5,994	6,000

Shares issued for public relation consulting at $0.10 per share on November 6, 2012	-	-	15,000	2	1,498	1,500

Shares issued for cash in a private placement at $0.10 per share on November 7, 2012, net of offering costs	-	-	100,000	10	9,990	10,000

Shares issued for cash in a private placement at $0.10 per share on November 8, 2012, net of offering costs	-	-	350,000	35	34,965	35,000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on November 9, 2012, net of offering costs	-	-	50,000	5	4,995	5,000

Shares issued for payment for account payable invoices at $0.10 per share on November 15, 2012	-	-	200,000	20	19,980	20,000

Shares issued for cash in a private placement at $0.10 per share on November 27, 2012, net of offering costs	-	-	50,000	5	4,995	5,000

Shares issued for cash in a private placement at $0.10 per share on November 28, 2012, net of offering costs	-	-	500,000	50	49,950	50,000

Shares issued for cash in a private placement at $0.10 per share on November 30, 2012, net of offering costs	-	-	500,000	50	49,950	50,000

Shares issued for cash in a private placement at $0.10 per share on December 5, 2012, net of offering costs	-	-	70,000	7	6,993	7,000

Shares issued for cash in a private placement at $0.10 per share on December 6, 2012, net of offering costs	-	-	120,000	12	11,988	12,000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on December 13, 2012, net of offering costs	-	-	95,000	10	9,490	9,500

Shares issued for payment of a notes payable at $0.10 per share on December 14, 2012	-	-	751,368	75	75,062	75,137

Shares issued for cash in a private placement at $0.10 per share on December 14, 2012, net of offering costs	-	-	500,000	50	21,583	21,633

Shares issued for cash in a private placement at $0.10 per share on December 15, 2012, net of offering costs	-	-	50,000	5	4,995	5,000

Shares issued for cash in a private placement at $0.10 per share on January 14, 2013, net of offering costs	-	-	45,000	5	4,495	4,500

Shares issued for settlement of an account payable at $0.10 per share on January 16, 2013	-	-	130,000	13	12,987	13,000

Shares issued for cash in a private placement at $0.10 per share on January 22, 2013, net of offering costs	-	-	40,000	4	3,996	4,000

Stock option expense for vested options granted January 29, 2013					838,115	838,115

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on March 27, 2013, net of offering costs	-	-					100,000	10	4,317				4,327

Shares issued for cash in a private placement at $0.10 per share on April 8, 2013, net of offering costs	-	-					100,000	10	4,317				4,327

Shares issued for consulting services performed at $0.10 per share on June 7, 2013	-	-					200,000	20	19,980				20,000

Shares issued for cash in a private placement at $0.10 per share on June 12, 2013, net of offering costs	-	-					50,000	5	2,158				2,163

Shares issued for payment of a notes payable at $0.10 per share on June 21, 2013	-	-					700,000	70	30,217				30,287

Shares issued for marketing consulting at $0.10 per share on June 21, 2013	-	-					250,000	25	24,975				25,000

Net (loss) for the year												(2,012,782)	(2,012,782)
Balances, June 30, 2013	10,000	1	-	-	-	-	86,822,868	8,686	4,829,967	(14,753)	-	(3,377,557)	1,446,344

Shares issued for cash in a private placement at $0.10 per share on July 15, 2013, net of issuance costs, including allocations to royalty agreements of $11,347	-	-					200,000	20	8,633				8,653

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for settlement of an account payable at $0.10 per share on July 23, 2013	-	-	191,000	19	18,981	19,000

Shares issued for cash in a private placement at $0.1667 per share on July 24, 2013, net of issuance costs, including allocations to royalty agreements of $233,360	-	-	3,000,000	300	266,340	266,640

Shares issued for cash in a private placement at $0.10 per share on July 25, 2013, net of issuance costs, including allocations to royalty agreements of $28,367	-	-	500,000	50	21,583	21,633

Shares issued for settlement of an account payable at $0.1136 per share on July 26, 2013, net of issuance costs, including allocations to royalty agreements of $22,693	-	-	400,000	39	22,708	22,747

Shares issued for marketing consulting at $0.10 per share on July 26, 2013	-	-	200,000	20	19,980	20,000

Shares issued for cash in a private placement at $0.10 per share on September 6, 2013, net of issuance costs, including allocations to royalty agreements of $2,837	-	-	50,000	5	2,158	2,163

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for consulting services rendered at $0.20 per share on September 30, 2013	-	-	20,000	2	3,998	4,000

Shares issued for cash in a private placement at $0.10 per share on October 1, 2013, net of issuance costs, including allocations to royalty agreements of $5,673	-	-	100,000	10	4,317	4,327

Shares issued for cash in a private placement at $0.10 per share on October 2, 2013, net of issuance costs, including allocations to royalty agreements of $17,020	-	-	300,000	30	12,950	12,980

Shares issued for cash in a private placement at $0.10 per share on October 4, 2013, net of issuance costs, including allocations to royalty agreements of $11,347	-	-	200,000	20	8,633	8,653

Shares issued for cash in a private placement at $0.10 per share on October 14, 2013, net of issuance costs, including allocations to royalty agreements of $5,673	-	-	100,000	10	4,317	4,327

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on October 23, 2013, net of issuance costs, including allocations to royalty agreements of $2,837	-	-	50,000	5	2,158	2,163

Shares issued for cash in a private placement at $0.10 per share on October 25, 2013, net of issuance costs, including allocations to royalty agreements of $2,837	-	-	50,000	5	2,158	2,163

Shares issued for consulting services rendered at $0.10 per share on November 4, 2013	-	-	500,000	50	49,950	50,000

Shares issued for cash in a private placement at $0.10 per share on November 18, 2013, net of issuance costs, including allocations to royalty agreements of $149,316	-	-	4,250,000	425	275,259	275,684

Shares issued for cash in a private placement at $0.10 per share on November 21, 2013, net of issuance costs, including allocations to royalty agreements of $11,347	-	-	200,000	20	8,633	8,653

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for cash in a private placement at $0.10 per share on November 25, 2013, net of issuance costs, including allocations to royalty agreements of $2,837	-	-	50,000	5	2,158	2,163

Shares issued for consulting services rendered at $0.10 per share on November 29, 2013	-	-	40,000	4	3,996	4,000

Shares issued for settlement of an account payable at $0.10 per share on January 20, 2014	-	-	167,500	17	16,733	16,750

Shares issued for cash in a private placement at $0.10 per share on January 2, 2014, net of issuance costs, including allocations to royalty agreements of $7,500	-	-	750,000	75	(75)	-

Shares issued for asset purchase at $0.10 per share on February 6, 2014	-	-	250,000	25	24,975	25,000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Shares issued for consulting services rendered at $0.10 per share on March 3, 2014	-	-			60,000	6	5,994			6,000

Shares cancelled for marketing consulting at $0.10 per share originally issued on June 21, 2013	-	-			(250,000)	(25)	(24,975)			(25,000)

Shares subscribed for payment, 25,000 shares at $0.10 per share on March 30, 2014	-	-			-	-	-	-	250,000	250,000

Stock option expense for vested options granted November 22, 2013							21,000			21,000

Shares issued for consulting services rendered at $0.10 per share on April 8, 2014	-	-			60,000	6	5,994			6,000

Shares issued for consulting services rendered at $0.10 per share on April 8, 2014	-	-			60,000	6	5,994			6,000

Shares issued for cash in a private placement at $0.10 per share on April 1, 2014, net of offering costs	-	-			150,000	15	14,985			15,000

Preferred Shares issued for cash in a private placement at $10.00 per share on April 1, 2014, net of offering costs	-	-	250,000	3	-	-	249,997		(250,000)	-

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued

Preferred Shares issued for cash in a private placement at $10.00 per share on May 5, 2014, net of offering costs	-	-			25,000	2	-	-	249,998				250,000

Subscription receviable for shares previously issued										(50,000)			(50,000)

Miscellaneous stock rounding							3	(3)	2				(2)

Net (loss) for the year												(1,106,996)	(1,106,996)
Balances, June 30, 2014	10,000	$1	-	$-	50,000	$5	98,471,371	$9,847	$6,139,499	$(64,753)	$-	$(4,484,553)	$1,600,046

The accompanying notes are an integral part of these financial statements

RELIABRAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(1,106,996)	$(2,012,782)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	71,500	24,500
Stock compensationn - officers	-	838,115
Stock options expense	21,000	-
Depreciation and amortization	171,687	144,059
Inventory impairment	-	20,722
Loss on abandonment of patents	-	181,633
Changes in operating assets and liabilities:
Accounts receivable	(16,125)	(41,929)
Prepaid expenses	(278,645)	(40,667)
Inventory	(278,242)	(128,533)
Accounts payable	(48,228)	197,067
Accounts payable - related party	(21,654)	9,364
Accrued liabilities	1,556	16,476
Accrued interest - notes payable	8,357	3,359

NET CASH USED BY OPERATING ACTIVITIES	(1,475,790)	(788,616)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,049)	(93,543)
Increase in product molds	-	(76,300)

NET CASH (USED BY) INVESTING ACTIVITIES	(6,049)	(169,843)

FINANCING ACTIVITIES
Proceeds from sale of common stock	1,644,500	787,184
Proceeds from shareholder advances/ notes	1,658	165,981
Repayments of notes payable	(23,300)	-
Repayment of shareholder advances	(12,745)	(11,465)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,660,114	941,700

NET INCREASE IN CASH	178,274	(16,759)

CASH, BEGINNING OF PERIOD	10,488	27,247

CASH, END OF PERIOD	$188,763	$10,488

CASH PAID FOR INTEREST	$187	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt Converted to Common Stock Subscribed
Accounts payable	$(106,190)	$(37,949)
Note Payable - shareholder	-	(145,137)
Purchase of property and equipment	-	(42,704)
Purchase of intellectual properties	25,000	-
Contingent Royalties	-	39,713
Common stock subscribed	81,190	186,077
		-
Shares issued for common stock subscribed
Common stock subscribed	$-	$853,705
Common stock issued	-	(853,705)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 1 – HISTORY, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

History, Nature of Operations and Basis of Presentation
Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date, in the year ended June 30, 2013, we have commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007.  The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions.  The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free (Note 5).  The Company intends to aggressively promote and market the bottles and accessories and plan to secure retail distribution outlets for the bottles. The Company’s year-end is June 30. In the fourth quarter of fiscal year 2013, the Company’s management determined that it exited the development stage, as defined in FASB ASC 915-10. The Company had adjusted its financial statement presentation accordingly.

Business Composition

On January 20, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company.  The Agreement provided for us to acquire multiple patents and trademarks acquired by BC Ltd through a receivership proceeding of Adiri, Inc. (Adiri”). Adiri was granted the initial patents and trademarks.  These patents and trademarks relate to a baby bottle and related components that BC Ltd expended approximately $1,500,000 in cash in acquiring and further development; as of December 31, 2010 the patents, and related expenses to acquire and maintain the patents, had a net book value, which approximates fair value, of $1,436,768.  As part of the Agreement, the Company also acquired $100,000 in cash, total note receivables and accrued interest in the amount of $63,296 owed by Watergeeks, Inc, a related party entity, to BC Ltd, resin inventory of $8,160, pacifier inventory of $6,000, product molds of $5,266, assumed an executory contract with a plastics manufacturer, and assumed accounts payable of approximately $45,176.  In exchange, at the closing on April 26, 2011 we issued 35,000,000 shares of our common stock, par value $.001, post-split

On March 16, 2012, we entered into a Share Purchase Agreement (the “agreement 2”) with 0875505 B.C. Ltd. (“BC Ltd”), a British Columbia, Canadian company to acquire the company through a share exchange. As noted above, we had already purchased all the assets and liabilities from the company in the above agreement. We decided to purchase the equity in BC Ltd because while we were beginning the process to transfer the patents and trademarks to our company name, we found the process to be very costly and very lengthy. Whereas if we acquired the BC Ltd as a wholly owned subsidiary we would own the patents and trademarks without completing the transfer process, which was most cost effective for our company with our limited cash reserves, and offered the quickest and most cost effective remedy to protect our interests and our shareholders assets. In exchange for the shares of stock of BC Ltd, we agreed to issue to the shareholders of BC Ltd 50,000 shares of our restricted common stock, as of June 30, 2012, these shares are pending to be issued, and were issued on September 11, 2012. We would also acquired the remaining cash of approximately $3,705 USD.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP).

Consolidation Policy

The accompanying June 30, 2014 financial statements include the Company’s accounts and the accounts of its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s ownership of its subsidiary as of June 30, 2014 is as follows:

Name of Subsidiary	Percentage of Ownership
0875505 B.C. Ltd.	100.00%

Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

Liquidity and Capital Resources

The Company anticipates that revenue for fiscal year 2015 may be insufficient to fully cover it’s expenses. The Company also expects to continue to incur substantial expenses relating to its marketing and sales efforts. As a result, the Company expects to incur losses over the next year unless it is able to realize additional revenues under any current or future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty. Accordingly, results of operations for any period may be unrelated to the results of operations for any other period.

The Company will likely need to raise and is pursuing additional funds through strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may be dilutive to shareholder interests. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its product offerings, any of which could have a material adverse effect on its business. If the Company is not able to secure additional capital by the end of its fiscal year, it may be forced to terminate operations altogether in 2015.

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

As of June 30, 2014 we have a working capital surplus of $293,974, and accumulated deficit of $4,484,553. During the year ended June 30, 2014 we had a net loss of $1,106,996 and cash used in operating activities of $1,475,790. There is substantial doubt regarding the Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. However, there can be no assurances the Company will be successful in these pursuits. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible to cash to be cash equivalents.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Concentration in Sales and Accounts Receivables to Few Customers

In the year ended June 30, 2014, our WalMart Canada and miscellaneous wholesale CFO Group sales accounted for 53.02% and 1.35%, respectively, of our revenues. In the year ended June 30, 2013, our North American and Russian sales accounted for 83.64% and 16.36%, respectively, of our revenues. In the year ended June 30, 2014 our WalMart Canada and miscellaneous wholesale vendors receivables accounted for 95.49% and 4.51%, respectively, of our receivable balances. In the year ended June 30, 2013 our WalMart Canada and CFO Group account receivables accounted for 89.34% and 10.43%, respectively, of our receivable balances.

Income Taxes
The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  Tax returns are subject to examination by taxing authorities and returns for fiscal years 2010 – 2014 are still open.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Fair Value of Financial Instruments

In January 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to value its financial assets and liabilities. The adoption of ASC 820 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  Standards defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company establishes the allowance for doubtful accounts using the specific identification method and may also provide a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. As of June 30, 2014 and 2013, we have analyzed our accounts receivables and determined that no allowance is necessary.

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

Inventory

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages (see Note 4). Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of June 30, 2014 and 2013, we did not have any such accrued expenses.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Intangible Assets

In accordance with ASC 350, “Intangibles – Goodwill and other,” goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment and possible adjustment. Other intangible assets with definite lives are amortized over their individual useful lives. Intellectual properties are amortized using the straight-line method over the useful lives (see Note 5).

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

Shipping and Handling
Shipping and handling costs of $15,910 and $12,836 for the years ended June 30, 2014 and 2013, respectively, are included in cost of sales and general and administrative expenses, respectively.

Advertising Costs

The Company expenses advertising costs when incurred. During the years ended June 30, 2014 and 2013, we had $142,198 and $93,570 in expenditures on advertising, respectively.

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

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
 The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in ASC 350, "Intangibles—Goodwill and Other." ASC 350 requires that the Company not amortize goodwill and intangible assets with indefinite lives, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. The Company tests its goodwill and non-amortizable intangible assets for impairment on an annual basis at the end of its June fiscal month. ASC 350 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of the asset with its carrying amount, including goodwill. If the fair value an asset exceeds its carrying amount, goodwill is not considered impaired and the Company does not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. As of June 30, 2013, we did recognize write off in our patents, see Note 5, and in the year ended June 30, 2014, the Company did not recognize any impairment associated with long lived assets.

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

As of June 30, 2014 and 2013, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

Recently Issued Accounting Standards

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the consolidated financial statements of the Company, except for the following:

In May 2014, the FASB released ASU 2014-9 - Accounting Standards Update 2014-9, Topic 606: Revenue from Contracts with Customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  The Company is currently assessing the impact that this standard will have on its financial statements.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) (ASU 2014-15), is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. We, do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

	June 30, 2014	June 30, 2013
Computer equipment	$7,279	$7,279
Website	15,257	15,257
Office furniture and equipment	103,525	97,477
Leasehold improvements	46,855	46,855
	172,916	166,868
Less accumulated depreciation and amortization	(96,171)	(34,455)
	$76,745	$132,413

	June 30, 2014	June 30, 2013
Product production molds	$173,882	$173,882
Less accumulated amortization	(116,279)	(58,319)
	$57,603	$115,563

Depreciation was $56,631 and $32,630 for the years ended June 30, 2014 and 2013, respectively.

The Company also recorded amortization of products molds expense for the years ended June 30, 2014 and 2013 of $57,960 and $39,345, respectively, as reflected in cost of goods sold on the accompanying Statement of Operations.

NOTE 4 – INVENTORY

Purchase Commitment

On September 6, 2011, we entered into a non-cancellable contract to purchase 72,000 baby bottles and components from a 3rd party supplier in the amount of $135,360, and we have fully pre-paid this commitment. The Company had no such commitments as of June 30, 2014 or June 30, 2013.

Inventory Write off

In accordance with our accounting policies, we have examined our inventory for obsolete inventory and determined that we had an inventory write down as of June 30, 2013 of $20,722 and is included in cost of goods on the accompanying statement of operations.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 5 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	June 30, 2013	June 30, 2013
Adiri patents	$800,552	$800,552
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	43,828
	1,203,755	1,203,755
Less accumulated amortization	(162,308)	(110,296)
	$1,041,447	$1,093,459

Plastic technology properties	$100,000	$100,000
Sippy Straw technology	25,000	-
	$125,000	$100,000

The Company has recorded amortization of patents expense for the years ended June 30, 2014 and 2013 of $52,097 and $72,084, respectively.

During the year ended June 30, 2013, we analyzed our patents in accordance with our accounting policies and determined that nine of our patents were no longer useful to the Company's existing and future operations. As such we recorded a net loss of $181,633, and is shown on the accompanying statement of operations. As of June 30, 2014, we determined that no additional impairment was necessary.

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

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,156 USD of the above debt’s principal to shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of June 30, 2014 and 2013, the remaining balance of $20,117 is outstanding, respectively.

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. We accrued $1,623 in interest expense in connection with this note, and the principal and interest are outstanding as of June 30, 2014.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS - continued

On December 14, 2012 the Company received $50,000 USD from the same company as above owned by one of the Company’s shareholders. Initially this transaction was recorded as a subscription agreement. Subsequent to June 30, 2013 the parties renegotiated the agreement and the funds were reclassified as an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. The related interest was accrued in the current year. As of June 30, 2014, we accrued $6,256 in interest expense in connection with this note, and the principal and interest are outstanding as of June 30, 2014.

On February 15, 2013 the Company borrowed $50,000 USD from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum. Repayment of this note shall be from sales of the Company’s products through WalMart Canada.  For each check received from WalMart Canada, the Company shall pay five percent (5%) of the proceeds which shall be applied to the repayment of this Note, including principal and accrued interest.  Upon satisfaction of this Note, the note holder shall be entitled to a 2.5% royalty on future sales of the Company’s products through WalMart Canada in perpetuity. During the years ended June 30, 2014 and 2013, we accrued $289 and $1,500, respectively, in interest expense in connection with this note, and on June 21, 2013, we converted $50,000 USD, or 500,000 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of June 30, 2014, we had no remaining balance outstanding.

On April 26, 2013 the Company borrowed $20,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. We accrued $404 in interest expense in connection with this note, and on June 21, 2013, we converted $20,000 USD, or 200,000 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of June 30, 2013, we had no remaining balance outstanding

On April 26, 2013 the Company borrowed $30,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. As of June 30, 2014 and 2013, we accrued $2,433 and $433, respectively, in interest expense in connection with this note. As of June 30, 2014 and 2013, the entire principal amount is outstanding.

On June 26, 2013 the Company borrowed $23,300 USD (CDN $24,500) from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. As of June 30, 2014 and 2013, we accrued $321 and $21, respectively, in interest expense in connection with this note. On August 2013, we repaid the entire balance due. As of June 30, 2014, only the interest accrued is outstanding.

The notes payable to shareholders balance comprised of the below, net of accrued interest of $11,718.

	June 30,	June 30,
Description	2014	2013
Uncollateralized note to a related entity bearing no interest per annum which matured on February 28, 2013.	$20,117	$20,117
Uncollateralized note to a related entity bearing 8% interest per annum.	--	23,300
Uncollateralized note to a related entity bearing 8% interest per annum.	50,000	--
Uncollateralized note to a related entity bearing 8% interest per annum.	30,000	30,000
Uncollateralized note to a related entity bearing 8% interest per annum which matured on January 14, 2013.	20,130	20,130
Total liabilities	120,247	93,547
Less current liabilities	120,247	93,547
Total long term liabilities	$-0-	$-0-

All notes are payable on demand and appropriately classified as current liabilities.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a consulting agreement with a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms. He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2014 and 2013, we recorded $50,722 and $51,621, respectively, in consulting fees – related party expense to this individual. For the years ended June 30, 2014 and 2013, the Company accrued a total of $7,714 and $3,198 in royalties payable, respectively.

On May 1, 2012 the Company entered into a consulting agreement with a second son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2014 and 2013, we recorded $53,502 and $50,656, respectively, in consulting fees – related party expense to this individual. For the years ended June 30, 2014 and 2013, the Company accrued a total of $7,714 and $3,198 in royalties payable, respectively.

On May 1, 2012 the Company entered into a new consulting agreement with a third son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2014 and 2013, we recorded $53,592 and $51,020, respectively, in consulting fees – related party expense to this individual. For the years ended June 30, 2014 and 2013, the Company accrued a total of $7,714 and $3,198 in royalties payable, respectively.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum. The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms. The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $45,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2014 and 2013, we recorded $43,033 and 35,561, respectively, in consulting fees – related party expense to this individual. For the years ended June 30, 2014 and 2013, the Company accrued a total of $7,714 and $2,019 in royalties payable, respectively.

 On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $12,100 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year, subsequently, this condition was terminated, and no further granting of options are required. On January 18, 2013 the President received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share (Note 11). For the years ended June 30, 2014 and 2013, we recorded $138,600 and $136,047, respectively, in consulting fees – related party expense in connection with these contracts. As of June 30, 2014 and 2014, respectively, the Company accrued a total of $ $9,257 and $3,837 in royalties payable.

On September 1, 2013, the Company entered into a consulting agreement with a son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement will be in effect for a period of twelve months, ending on August 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ten day written notice. For the period ended June 30, 2014 we recorded $45,571 in consulting fees – related party expense to this individual, including $31,571 paid in cash and $14,000 paid in shares of common stock.

Shareholder advances

In the year ended June 30, 2014, our current President paid operating bills on behalf of the Company totaling $1,658, and was repaid $1,658 in cash.

During the year ended June 30, 2013, our President advanced the Company $22,552 USD on a non-interest bearing, non-secured, on demand basis, and was repaid $11,465 USD. On February 12, 2014, the Company repaid the remaining balance of $11,087, and no outstanding balance remained as of June 30, 2014.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office – warehouse lease

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commences on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a security deposit equal to one months rent. We paid the first rent payment and security deposit on January 30, 2013. On January 2, 2014, the company entered into an addendum to lease additional space for an additional monthly payment of $2,454 CDN. Rent expense was $47,372 and 62,897 for the years ended June 30, 2014 and 2013, respectively. For the year ended June 30, 2015, the Company is committed to approximately $54,000 of monthly lease payments. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock (Note 9).

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

Consulting agreements

On May 16, 2012 the Company entered into a consulting agreement with a third party for her consulting services to perform the duties Chief Operating Officer (COO) at a rate of $100,000 USD per annum for the first year, after the first year the base compensation would not be less than $120,000 per year.  The agreement was to be in effect for a period of twenty-four months, ending on April 30, 2014, and automatically renewed for successive twelve month terms. On December 7, 2012, the Company terminated this agreement for cause.  The Consultant also received a signing bonus of 1,000,000 shares of our restricted common stock valued at $40,000. For the year ended June 30, 2013, we recorded $39,999 in total consulting fees expense in connection with this contract.

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

On November 22, 2013, the Company entered into a consulting agreement with a third party for consulting services as Executive Vice-President at a rate of $5,000 USD and 750,000 stock options to purchase shares of our restricted common stock (Note 10), for the term beginning November 21, 2013. The agreement will be in effect until terminated by written notice, as per the agreement. On February 28, 2014, we terminated our agreement and the consultant forfeited the options that were granted as part of this agreement. For the year ended June 30, 2014, we expensed $9,491 in consulting fees expense in connection with this contract.

Royalty agreements

In connection with the common stock subscriptions, described below (Note 10), the Company granted as part of the subscription, a royalty agreement for pro-rata share of a $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a pro-rata share of a 2.5% perpetual royalty on the same product. The Company has recorded a contingent liability for this agreement which is based upon projections of our sales on these products. For year ended June 30, 2014, the company recorded additional $124,813 contingent royalties for the proceeds received in connection with these subscriptions. At June 30, 2014 and 2013, the total contingencies in connection with these subscriptions are $207,077 and $82,264, respectively.

In connection with a second common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a 5.0% perpetual royalty on the net sales of our current product line. The Company has recorded a contingent liability for this agreement in the amount of $233,360 and is based upon projections of our sales on these products. As of June 30, 2014, the Company accrued a total of $3,957 in royalties payable, and the royalty expense of $2,110, and paid in cash $535 of the previously accrued payable.

In connection with a third common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a $0.25 perpetual royalty on the per unit sales of a new product line of bottles. The Company has recorded a contingent liability for this agreement in the amount of $149,316 and is based upon projections of our sales on these products. As of June 30, 2014, the Company did not accrue any royalties payable for this agreement.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

In connection with a fourth common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a $0.25 royalty on the per unit sales of the Sippy Straw or Sippy Sure up to the amount of the investment. The Company has recorded a contingent liability for this agreement in the amount of $75,000 and is based upon projections of our sales on these products. As of June 30, 2014, the Company did not accrue any royalties payable for this agreement.

The royalties from the above subscriptions are projected to become due over the next three years in line with our estimated sales; as such we have reflected the current portion of $70,000 and the long term of $592,907 on our balance sheet as of June 30, 2014.

On February 6, 2014, we agreed to an amendment to the second royalty agreement in Note 8. The Royalty is changed from 5% of the net sales of our product line to a royalty on 2.75% of the gross sales of all our product line.

Inventory Deposits

As of June 30, 2014, the Company has placed deposits with its manufacturers for product totaling approximately $375,000. These deposits represent 50% down payment and the Company expects to pay the remaining balance due as the products are completed, and is reflected in the prepaid epr.

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

Products sold through Marketer’s efforts will be sold to Marketer on a consignment basis. After the products are sold, Marketer shall reimburse the Company for the actual costs of manufacturing of the product. The Company shall also receive a 50% royalty of the adjusted proceeds, if any, of these sales generated. As of June 30, 2014 and 2013, no sales have been generated through this arrangement.

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
For the years ended June 30, 2014 and 2013

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

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

NOTE 9 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 26, 2012 the Company approved and in December 2012 the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only three designated classes of preferred shares, “A,” “B,” “C,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the years ended June 30, 2014 and 2013, there were 98,471,368 and 86,822,868 shares of our common stock issued and outstanding, respectively. As of the years ended June 30, 2014 and 2013, there were 10,000 shares of our preferred stock series “A” issued and outstanding. As of the year ended June 30, 2014, there were no shares of our preferred stock series “B” issued and outstanding.   As of the year ended June 30, 2014, there were 50,000 shares of our preferred stock series “C” issued and outstanding.

Common Shares – Issued and Outstanding

For the year ended June 30, 2013, the Company issued closed several private placements for an aggregate total of $787,184, or 7,870,000 shares, at the price of $0.10 per share, for total proceeds of $787,184, net of costs.

For the period ended June 30, 2014, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a pro-rata shares of a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the nine months ended March 31, 2014, the Company recorded an additional contingent liability for this agreement in the amount of $124,813 and is based upon projections of our sales on these products. For the period ended March 31, 2014, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement (Note 8), and received a cash payment of $180,100 and in payment of accounts payable of $45,440.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 9 – STOCKHOLDER’S EQUITY - continued

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

On January 2, 2014, the Company entered into a subscription agreement with an unrelated individual for 750,000 shares of our restricted common stock for $75,000 or $0.10 per share. In addition, the subscriber will also receive a royalty agreement for a $0.25 royalty on the per unit sales of a new product, Sippy Sure or Sippy Straw, up to the amount of investment. The Company has recorded a contingent liability for this agreement in the amount of $75,000 and is based upon projections of our sales on these products

Private Placements Closed and Opened

For the year ended June 30, 2013, the Company started a new private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, the Company recorded a contingent liability for this agreement in the amount of $82,264 and is based upon projections of our sales on these products. For the year ended June 30, 2013, the Company issued twenty-seven units, consisting of 1,450,000 shares of our restricted common stock and a royalty agreement (Note 9), and received a cash payment of $145,000.  For the year ended June 30, 2014, the Company issued forty-four units, consisting of 2,200,000 shares of our restricted common stock and a royalty agreement (Note 9), and received a cash payment of $220,000. For year ended June 30, 2014, the company recorded additional $124,813 contingent royalties for the proceeds received in connection with these subscriptions. At June 30, 2014 and 2013, the total contingencies in connection with these subscriptions are $207,077 and $82,264, respectively.

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
For the years ended June 30, 2014 and 2013

NOTE 9 – STOCKHOLDER’S EQUITY - continued

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

Convertible Preferred Stock – Series “B”

On March 15, 2014, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series B Preferred Stock (the "Certificate of Designations") designating one hundred fifty thousand (150,000) of the Company's previously authorized preferred stock.
The 150,000 Series B Preferred Stock shall accrue from and after the date of the issuance of any shares of Series B Preferred Stock, dividends at the rate per annum of $4.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred Stock).  Dividends shall accrue from day to day, whether or not declared, and shall be cumulative, and shall be payable only when, as, and if declared by the Board of Directors. The Corporation shall be under no obligation to pay such Accruing Dividends. These shares shall be convertible into shares of common stock at the ratio of 200 shares of common stock for each share of preferred “B” for a period of 24 months from the date of issuance. Each holder of the Series B Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, in the equivalent number of the completed converted shares, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote.

Convertible Preferred Stock – Series “C”

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

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 9 – STOCKHOLDER’S EQUITY - continued

In April 1,2014, the Company sold to an unrelated individual 25,000 shares of our preferred  Series “C” stock at $10.00 per share or $250,000.

In May 5, 2014, the Company sold to an unrelated individual 25,000 shares of our preferred  Series “C” stock at $10.00 per share or $250,000.

Stock Based Compensation

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
For the years ended June 30, 2014 and 2013

NOTE 9 – STOCKHOLDER’S EQUITY - continued

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

On April 8, 2014, the Company issued and aggregate total of 120,000 restricted shares of our common stock for payment of consulting services performed by two related third parties in the amount of $12,000, in payment of their consulting agreements (Note 7). The value of the consulting services is included in consulting fees – related party in our statement of operations.

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

A summary of the common stock warrants, exercise price of $0.25, outstanding as of June 30, 2013 is presented below:

Number of Warrants
Balance at June 30, 2012	490,000
Exercisable at June 30, 2012	490,000
Balance at July 1, 2012	-
Granted	-
Exercised	-
Forfeited or Expired	(490,000)
Balance at June 30, 2013 and 2014	-
Exercisable at June 30, 2013 and 2014	-

No further warrants were issued subsequent to June 30, 2014.

On April 19, 2012, the Board determined it was in the best interest of the Company to cancel all of the outstanding warrants. As of September 30, 2012, the Company collected all of the signatures from the warrant holders agreeing to the cancellations with no consideration.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

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

During the year ended June 30, 2013, the Company granted 8,381,150 to our current President, the options become fully vested upon grant and contained an exercise price of $0.10 per share. On November 22, 2013, we granted 750,000 stock options to a consultant at an exercise price of $0.10 per share, and these options will expire five years from the grant date, and will vest as follows, upon signing the agreement 50,000 options will vest, and then at the end of each three month period, 100,000 options, per the agreement (Note 8).On February 28, 2014, the consultant and the Company termintated the agreement that granted these options and they were forfeited. As of June 30, 2014, 21,618,850 options were available for future grant.

The value of employee and non-employee stock warrants granted during the years ended June 30, 2014 and 2013 was estimated using the Black-Scholes model with the following assumptions:

	January 29,	November 22,
	2013	2013
Expected volatility (based on historical volatility)	501.71%	463.42%
Expected dividends	0.00	0.00
Expected term in years	10	5
Risk-free rate	2.030%	1.370%

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
For the years ended June 30, 2014 and 2013

NOTE 10 – 2013 STOCK OPTION PLAN - continued

A summary of the options granted to employees and non-employees under the plan and changes during the years ended June 30, 2014 and 2013 is presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2012	-	$-
Granted	8,381,150	0.10	8.58	$--
Exercised	-
Forfeited or expired	-	-
Balance at June 30, 2013	8,381,150	$0.10	8.58	$--
Exercisable at June 30, 2013	8,381,150	$0.10	8.58	$--
Weighted average fair value of options granted during the year ended June 30, 2013		$0.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,381,150	$0.10	8.58
Granted	750,000	0.10	5.00	$--
Exercised	-	-
Forfeited or expired	(750,000)	0.10	5.00
Balance at June 30, 2014	8,381,150	$0.10	8.58	$--
Exercisable at June 30, 2014	8,381,150	$0.10	8.58	$--
Weighted average fair value of options granted during the period ended June 30, 2014		$0.10

The following table summarizes information about employee stock options under the 2013 Plan outstanding at June 30, 2014:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at June 30, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	8,381,150	8.58	$0.10	$--	8,381,150	$0.10	$--
	8,381,150	8.58	$0.10	$--	8,381,150	$0.10	$--

The total value of stock options granted during the years ended June 30, 2014 and 2013, was $105,000 and $838,115, respectively. For the years ended June 30, 2014 and 2013, the Company recorded $21,000 in stock option expense relating to stock option grants, and is reflected in stock options expense in our statement of operations, and expensed none and $838,115, respectively, in stock compensation – officers on our statement of operations.

At June 30, 2014 there was no unrecognized compensation cost related to stock options granted under the plan.

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 11 – INCOME TAXES

The net operating loss carryforward is the only component of deferred tax assets for income tax purposes as of June 30, 2014, of approximately $58,435 for Federal USA income taxes and $823,128 for Canadian income taxes which was reduced to zero after considering the valuation allowance of $58,435 and $823,128, respectively, since there is no assurance of future taxable income.

The net operating loss carryforward as of June 30, 2014 expires as follows:

Expiring Year	Federal USA Amount	Canadian Amount
2027	$10,611	$--
2028	45,117	--
2029	19,121	--
2030	183,034	--
2031	58,097	226,061
2032	--	821,452
2033	--	1,173,835
2034	--	1,071,164
Total	$315,980	$3,292,513

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.

The following is an analysis of deferred tax assets for Federal USA taxes as of June 30, 2014 and 2013:

		Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at June 30, 2012	$58,435	$(58,435)	$-0-

Additions for the year	--	--	-0-

Deferred tax assets at June 30, 2013	$58,435	$(58,435)	$-0-

Additions for the year	--	--	-0-

Deferred tax assets at June 30, 2014	$58,435	$(58,435)	$-0-

 The following is an analysis of deferred tax assets for Canadian taxes as of June 30, 2014 and 2013:

		Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at June 30, 2012	$261,878	$(261,878)	$-0-

Additions for the year	298,209	(298,209)	-0-

Deferred tax assets at June 30, 2013	$560,087	$(560,087)	$-0-

Additions for the year	267,791	(267,791)	-0-

Deferred tax assets at June 30, 2014	$823,128	$(823,128)	$-0-

RELIABRAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2014 and 2013

NOTE 11 – INCOME TAXES - continued

The following is a reconciliation from the expected statutory federal income tax rate to the Company’s actual Canadian income tax rate for the years ended June 30:

		2014		2013
Expected income tax (benefit) at
Canadian statutory tax rate -25%		$(276,749)		$(507,946)
Permanent differences		208		208
Temporary differences		8,750		209,529
Valuation allowance		267,791		298,209
Income tax expense	$	- 0 -	$	- 0 -

We currently have four years of Federal USA tax returns that are subject to examination, including the fiscal years ended June 30, 2014, 2013, 2012, and 2011, based on their filing dates by taxing authorities. We currently have three years of Canadian tax returns that are subject to examination, including the fiscal years ended June 30, 2014, 2013, 2012 and 2011, based on their filing dates by taxing authorities.

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

As of June 30, 2014, the Company has an outstanding arbitration claim concerning certain activities regarding a former consultant. The Company expects to prevail on all counts and the recoveries will be more than any costs associated with it.

NOTE 13 – SUBSEQUENT EVENTS
 In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued and found there were none  that warranted disclosure, except for the below:

On October 30, 2014, a Company officer and shareholder advanced $29,991(USD) ($32,000 CDN) to meet the operating needs of the Company.  The Company and its officer will determine an appropriate note and repayment program in future, but anticipate it to be a demand note bearing an 8% interest rate.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15I and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  Our auditors have informed us that we have a material weakness in internal controls regarding recording equity transactions and equity instruments. The Chief Executive Officer and Chief Accounting Officer has examined our controls and has implemented changes to improve the flow of information regarding equity transactions.

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

Changes in Internal Control over Financial Reporting

As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the year ended June 30, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9 - OTHER INFORMATION

None.

PART III

ITEM 10 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Title
Antal Markus	56	Director, CEO and CFO

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended June 30, 2014, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

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

ITEM 11 - EXECUTIVE COMPENSATION

Consulting Agreements

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, with a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except that his consulting services will be at a rate of $11,000 per month, and he was issued stock options to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1, each year that the consulting agreement is in force, he will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $12,100 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year, subsequently, this condition was terminated, and no further granting of options are required. On January 18, 2013, the President received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. For the years ended June 30, 2014 and 2013, we recorded $138,600 and $136,047, respectively, in consulting fees – related party expense in connection with these contracts. As of June 30, 2014 and 2013, respectively, the Company accrued a total of $ $9,257 and $3,837 in royalties payable.

Compensation of Directors

The Company does not have a policy in effect to pay compensation to its directors for serving as a director.  The shares issued to our director, Antal Markus, for his agreement to serve on the Board, was an isolated event.

Stock Option Grants

We did not grant stock options to our sole officer and director during our most recent fiscal year ended June 30, 2014.  For the year ended June 30, 2013, Mr. Markus received options to purchase 8,131,150 shares of the Company’s common stock at a price of $0.10 per share for a period of ten (10) years.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended June 30, 2014, or (ii) since the end of our most recent fiscal year on June 30, 2014.

ITEM 11 - EXECUTIVE COMPENSATION - continued

Outstanding Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)		Aggregate Intrinsic Value
Balance at July 1, 2012	-	$-		$

Granted	8,381,150	0.10	8.58		--

Exercised	-

Forfeited or expired	-	-

Balance at June 30, 2013	8,381,150	$0.10	8.58		$--

Exercisable at June 30, 2013	8,381,150	$0.10	8.58		$--

Weighted average fair value of options granted during the year ended June 30, 2013		$0.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,381,150	$0.10	8.58	$--

Granted	750,000	0.10	5.00	--

Exercised	-	-

Forfeited or expired	(750,000)	0.10	5.00	---

Balance at June 30, 2014	8,381,150	$0.10	8.58	$--

Exercisable at June 30, 2014	8,381,150	$0.10	8.58	$--

Weighted average fair value of options granted during the period ended June 30, 2014		$0.10

The following table summarizes information about employee stock options under the 2013 Plan outstanding at June 30, 2014:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at June 30, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	8,381,150	8.58	$0.10	$--	8,381,150	$0.10	$--

	8,381,150	8.58	$0.10	$--	8,381,150	$0.10	$--

The total value of employee and non-employee stock options granted during the year ended June 30, 2014 was zero.  During year ended June 30, 2014, the Company recorded no stock-based compensation expense relating to stock option grants.

At June 30, 2014, there was no unrecognized compensation cost related to stock options granted under the plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on June 30, 2013 (after giving effect to the above transaction) based on 98,471,371 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Antal Markus (1) 720 Evans Court Suite 103 Kelowna BC V1X 6G4	18,960,000	19.25%

Common Stock	Gerald Dalen 720 Evans Court Suite 103 Kelowna, BC, Canada V1X 6G4	9,530,000	9.678%

Common Stock	CEDE & Company PO Box 20 Bowling Green Station New York NY 10004	23,667,987	24.035%

Common Stock	Thomas & Moana Paulus 720 Evans Court Suite 103 Kelowna BC V1X 6G4	7,250,000	7.363%

Common Stock	Directors and Officers	18,960,000	19.25%

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

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 1, 2011, the Company entered into a consulting agreement with Marant Holdings Inc., a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, with a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except that his consulting services will be at a rate of $11,000 per month, and he was issued stock options to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1, each year that the consulting agreement is in force, he will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement with the prior agreement remaining in force except for that his consulting services will be at a rate of $12,100 per month. On January 18, 2013, the President received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. For the years ended June 30, 2014 and 2013, we recorded $138,600 and $136,047, respectively, in consulting fees – related party expense in connection with these contracts. As of June 30, 2014 and 2013, respectively, the Company accrued a total of $ $9,257 and $3,837 in royalties payable.
On May 1, 2012, the Company entered into consulting agreements with Kyle, Anthony, and Brent Markus, sons of its President, for their respective consulting services at a rate of $43,000, respectively, USD per annum.  The agreements were each for a period of twelve months, ending on December 31, 2012, and are automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. They each received one month’s salary as a signing bonus, and will each also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into new consulting agreements with Kyle, Anthony, and Brent Markus increasing their respective annual compensation to $47,300 each. All others terms remained the same. On March 1, 2014, the Company entered into new consulting agreements with Kyle, Anthony and Brent which had the same terms as previous agreements but increased their annual compensation to $52,000 USD. Each agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. They all receive a $300 gas allowance monthly, and continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2014 and 2013, we recorded $50,722 and $51,621, respectively, in consulting fees – related party expense for each of these individuals.  For the years ended June 30, 2014 and 2013, the Company accrued a total of $7,714 and $3,198 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with Michael Markus, the fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On March 1, 2014, the Company entered into a new consulting agreement with Michael for his consulting services at a rate of $45,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the years ended June 30, 2014 and 2013, we recorded $43,033 and 35,561, respectively, in consulting fees – related party expense to this individual. For the years ended June 30, 2014 and 2013, the Company accrued a total of $7,714 and $2,019 in royalties payable, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2014 and June 30, 2013 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2014	Fiscal year ended June 30, 2013
Audit fees (1)	$25,598	$24,500
Audit-related fees (2)	12,000	14,000
Tax fees (3)	1,000	1,000
All other fees (4)		-
Total fees	$38,598	$39,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Kelowna, British Columbia, on November 3, 2014.

RELIABRAND INC.

By:	/s/ Antal Markus
Antal Markus
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 3, 2014.

By:	/s/ Antal Markus
Antal Markus
Director, Chief Executive Officer
Chief Financial Officer (Principal Financial
Officer), Treasurer, Principal Accounting Officer, Secretary