Form 10-Q
period 2014-09-30
RELIABRAND INC.
filed 2014-12-01
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 14, 2014, 98,471,371 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND INC.

RELIABRAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,310	$188,763
Accounts receivable, net	58,054	58,054
Inventory, net	540,930	557,558
Prepaid expenses	405,568	397,649

TOTAL CURRENT ASSETS	1,006,862	1,202,024

OTHER ASSETS
Deposits	5,278	5,278
Property and equipment, net (Note 4)	61,235	76,745
Intellectual and product properties (Note 5)	125,000	125,000
Patents, net of amortization of $175,311 - September 30, 2014
and $162,308 - June 30, 2014 (Note 5)	1,028,443	1,041,446
Product molds, net of amortization of $130,770 - September 30, 2014
and $116,279 - June 30, 2014 (Note 4)	43,112	57,603

TOTAL OTHER ASSETS	1,263,068	1,306,072

Total Assets	$2,269,930	$2,508,096

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$94,488	$81,923
Accounts payable - related party	34,158	-
Accrued taxes payable	153	5,955
Shareholder advances (Note 7)	56,998	-
Note payable to shareholder (Note 6)	134,012	131,965
Contingent royalties payable	70,000	70,000
Royalties payable - related party	34,412	25,300
Accrued liabilities - related party	-	-

TOTAL CURRENT LIABILITIES	424,221	315,143

LONG TERM LIABILITY - Contingent royalties payable	592,907	592,907

TOTAL LIABILITIES	1,017,128	908,050

COMMITMENT AND CONTINGENCIES (Note 8)	-	-

CONDENSED CONSOLIDATED BALANCE SHEETS - continued

STOCKHOLDERS' EQUITY (Note 9)

Preferred stock, series A, par value $.0001, 10,000,000
shares authorized, 10,000 issued and outstanding
September 30, 2014 and June 30, 2013, respectively	1	1

Preferred stock, Series B, par value $.0001, 150,000
shares authorized, none issued and outstanding
September 30, 2014 and June 30, 2014, respectively	-	-

Preferred stock, Series C, par value $.0001, 100,000
shares authorized, 50,000 and none issued and outstanding
September 30, 2014 and June 30, 2014, respectively	5	5

Common stock, par value $.0001, 150,000,000 and 100,000,000
shares authorized, respecctively;
98,471,371 issued and outstanding - September 30, 2014
98,471,371 issued and outstanding - June 30, 2014	9,847	9,847
Paid in Capital	6,139,499	6,139,499
Subscription receivable	(52,253)	(52,253)
Stock due from shareholder	(12,500)	(12,500)
Accumulated (Deficit)	(4,831,797)	(4,484,553)

Total Stockholders' Equity	1,252,802	1,600,046

Total Liabilities and Stockholders' Equity	$2,269,930	$2,508,096

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30,
	2014	2013

REVENUES	$64,933	$36,821

COST OF GOODS	31,118	22,539

GROSS PROFIT (LOSS)	33,815	14,282

EXPENSES

Amortization and Depreciation	28,513	28,316
Accounting, Audit, and Legal fees	29,238	44,306
Consulting fees	50,278	30,296
Consulting fees - related parties	102,107	89,274
Rent expense	17,012	2,003
Selling, general and administrative	148,698	95,888
Consulting contract benefits - related party	3,141	1,154

Total expenses	378,987	291,237

NET OPERATING LOSS	(345,172)	(276,955)

OTHER EXPENSE
Interest Expense	(2,070)	(3,102)

NET LOSS	$(347,242)	$(280,057)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	98,471,371	90,214,314

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(347,242)	$(280,057)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	-	24,000
Depreciation and amortization	43,003	42,806
Changes in operating assets and liabilities:
Accounts receivable	-	(4,336)
Prepaid expenses	(13,736)	(88,746)
Inventory	16,628	4,846
Accounts payable	12,564	(65,849)
Accounts payable - related party	34,158	4,048
Accrued liabilities	9,127	(7,783)
Accrued interest - notes payable	2,047	1,523

NET CASH (USED BY) OPERATING ACTIVITIES	(243,451)	(369,548)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,502)

NET CASH (USED BY) INVESTING ACTIVITIES	-	(2,502)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	575,000
Proceeds from shareholder advances/ notes	56,998	1,658
Repayments of notes payable	-	(22,656)
Repayment of shareholder advances	-	(1,657)

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,998	552,345

NET INCREASE (DECREASE) IN CASH	(186,454)	180,295

CASH, BEGINNING OF PERIOD	188,763	10,488

CASH, END OF PERIOD	$2,310	$190,783

CASH PAID FOR INTEREST	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt Converted to Common Stock Subscribed
Accounts payable	$-	$(64,440)
Common stock subscribed	-	64,440
	$-	$-

The accompanying notes are an integral part of the financial statements

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2014 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2014.

There have been no material changes to our significant accounting policies during the three months ended September 30, 2014, as compared to the significant accounting policies disclosed in our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is a Nevada corporation, formed February 22, 2007. Since inception we have had minimal operations and not earned any significant revenues to date. In the previous fiscal year ended June 30, 2014, we had commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets. Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007. The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions. The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free. The Company intends to aggressively promote and market the bottles and accessories and plans to secure retail distribution outlets for the bottles. The Company’s fiscal year-end is June 30. In the fourth quarter of fiscal year 2013, the Company’s management determined that it exited the development stage, as defined in FASB ASC 915-10. The Company had adjusted its financial statement presentation accordingly.

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

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

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

Liquidity

The Company anticipates that revenue or income for fiscal year 2015 may be limited, but based upon our historical data we expect to continue to show growth. The Company also expects to continue to incur substantial expenses relating to its marketing and sales efforts. As a result, the Company expects to incur losses over the next year unless it is able to realize additional revenues under any current or future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty. Accordingly, results of operations for any period may be unrelated to the results of operations for any other period.

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

Reclassifications

Certain amounts in the period ended September 30, 2013 financial statements have been reclassified to conform to the current period ended September 30, 2014 presentation.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

Inventory

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of September 30, 2014 and June 30, 2014, we did not have any such accrued expenses.

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

Shipping and Handling

Net shipping and handling costs of $5,552 and $1,187 for the period ended September 30, 2014 and 2013, respectively, are included in selling, general and administrative expenses.

Advertising Costs

The Company expenses advertising costs when incurred. During the period ended September 30, 2014 and 2013, we had $79,894 and $58,627 in expenditures on advertising, respectively.

Concentration in Sales and Accounts Receivables to Few Customers

In the three months ended September 30, 2014 and 2013, our Wal-Mart Canada sales accounted for none and 31.02%, respectively, of our revenues. In the three months ended September 30, 2014 and 2013, our North American sales accounted for 100.00% and 100.00%, respectively, of our revenues. In the three months ended September 30, 2014 and 2013, our Wal-Mart Canada account receivables accounted for 95.49% and 99.77%, respectively, of our receivable balances.

NOTE 2 – GOING CONCERN

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2014 we have a working capital surplus of $582,641, and accumulated deficit of $4,831,797. During the period ended September 30, 2014 we had a net loss of $347,242 and cash used in operating activities of $243,451. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows, including the below:

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	September 30, 2014	June 30, 2014
Computer equipment	$7,279	$7,279
Website	15,257	15,257
Office furniture and equipment	103,525	103,525
Leasehold improvements	46,855	46,855
	172,916	172,916
Less accumulated depreciation and amortization	(111,681)	(96,171)
	$61,235	$76,745

	September 30, 2014	June 30, 2014
Product production molds	$173,882	$173,882
Less accumulated amortization	(130,770)	(116,279)
	$43,112	$57,603

Depreciation was $15,510 and $15,314 for the three months ended September 30, 2014 and 2013, respectively.

The Company also recorded amortization of products molds expense for the three months ended September 30, 2014 and 2013 of $14,490 and $14,490, respectively, as reflected in cost of goods sold on the accompanying Statement of Operations.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 5 – INTELLECTUAL PROPERTIES AND PATENTS

Patents

Patents and licenses consist of the following:

	September 30, 2014	June 30, 2014
Adiri patents	$800,552	$800,552
Adiri trademarks	359,375	359,375
Adiri patent legal fees	43,828	43,828
	1,203,755	1,203,755
Less accumulated amortization	(175,311)	(162,309)
	$1,028,444	$1,041,446

Plastic technology properties	$100,000	$100,000
Sippy Straw technology	25,000	25,000
	$125,000	$125,000

The Company has recorded amortization of patents expense for the three months ended September 30, 2014 and 2013 of $13,003 and $13,002, respectively.

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

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,156 USD of the above debt’s principal to shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of September 30, 2014 and June 30, 2014, the remaining balance of $20,117 is outstanding, respectively.

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. We accrued $412 in interest expense for the three months ended September 30, 2014 and 2013, in connection with this note, and the principal and interest are outstanding as of September 30, 2014 and June 30, 2014.

On December 14, 2012 the Company received $50,000 USD from the same company as above owned by one of the Company’s shareholders. Initially this transaction was recorded as a subscription agreement. Subsequent to June 30, 2013 the parties renegotiated the agreement and the funds were reclassified as an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. The related interest was accrued in the current year. As of the three months ended September 30, 2013 and 2014, we accrued $1,022 in interest expense in connection with this note, and the principal and interest are outstanding as of September 30, 2014 and June 30, 2014.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 6 – NOTES PAYABLE TO SHAREHOLDERS - continued

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

On April 26, 2013 the Company borrowed $30,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. As of September 30, 2014 and 2013, we accrued $613 and $613, respectively, in interest expense in connection with this note. As of September 30, 2014 and June 30, 2014, the entire principal amount is outstanding.

On June 26, 2013 the Company borrowed $23,300 USD (CDN $24,500) from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. As of June 30, 2014 and 2013, we accrued $321 and $21, respectively, in interest expense in connection with this note. On August 2013, we repaid the entire balance due. As of September 30, 2014 and June 30, 2014, only the interest accrued is outstanding.

The notes payable to shareholders balance comprised of the below, net of accrued interest of $13,765.

	September 30,	June 30,
Description	2014	2014
Uncollateralized note to a related entity bearing no interest per annum which matured on February 28, 2013.	$20,117	$20,117
Uncollateralized note to a related entity bearing 8% interest per annum.	--	--
Uncollateralized note to a related entity bearing 8% interest per annum.	50,000	50,000
Uncollateralized note to a related entity bearing 8% interest per annum.	30,000	30,000
Uncollateralized note to a related entity bearing 8% interest per annum which matured on January 14, 2013.	20,130	20,130
Total liabilities	120,247	120,247

All notes are payable on demand and appropriately classified as current liabilities.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions

On May 1, 2012 the Company entered into a consulting agreement with a son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms. He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2014 and 2013, we recorded $14,000 and $11,825, respectively, in consulting fees – related party expense to this individual. For the three months ended September 30, 2014 and 2013, the Company accrued a total of $1,623 and $963 in royalties payable, respectively.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

On May 1, 2012 the Company entered into a consulting agreement with another son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2014 and 2013, we recorded $14,000 and $13,707, respectively, in consulting fees – related party expense to this individual. For the three months ended September 30, 2014 and 2013, the Company accrued a total of $1,623 and $963 in royalties payable, respectively.

On May 1, 2012 the Company entered into a consulting agreement with a third son of our current President, for his consulting services at a rate of $43,000 USD per annum.  The agreement was in effect for a period of twelve months, ending on December 31, 2012, and renewed for successive twelve month terms.  He also received one month’s salary as a signing bonus, and he received a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2014 and 2013, we recorded $14,000 and $13,796, respectively, in consulting fees – related party expense to this individual. For the three months ended September 30, 2014 and 2013, the Company accrued a total of $1,623 and $963 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $45,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2014 and 2013, we recorded $12,115 and $10,266, respectively, in consulting fees – related party expense to this individual. For the three months ended September 30, 2014 and 2013, the Company accrued a total of $1,623 and $963 in royalties payable, respectively.

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $12,100 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014 the President received a second option to purchase 9,722,387 shares of the Company’s common stock for $0.10 per share (Note 11). For the three months ended September 30, 2014 and 2013, we recorded $36,300 and $33,000, respectively, in consulting fees – related party expense in connection with these contracts. For the six months ended December 31, 2013 and 2012, the Company accrued a total of $1,948 and $1,155 in royalties payable, respectively.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES - continued

On September 1, 2013, the Company entered into a consulting agreement with a son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement will be in effect for a period of twelve months, ending on August 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ten day written notice. For the period ended September 30, 2014 and 2013 we recorded $11,691 and $6,680 in consulting fees – related party expense to this individual. For the periods September 30, 2014 and 2013, we paid this individual his fees in cash and stock, including $11,691 and $2,680 paid in cash and none and $4,000 paid in shares of common stock, respectively.

Shareholder advances

In the three month period ended September 30, 2014, our current President paid operating bills on behalf of the Company totaling $56,998, and was not repaid. In the three month period ended September 30, 2013, our current President paid operating bills on behalf of the Company totaling $1,658, and was repaid $1,658 in cash.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office – warehouse lease

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commences on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. On January 2, 2014, the company entered into an addendum to lease additional space for an additional monthly payment of $2,454 CDN. Rent expense was $17,012 and $2,002 for the periods ended September 30, 2014 and 2013, respectively. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock (Note 9).

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

Royalty agreements

In connection with the common stock subscriptions, described below (Note 10), the Company granted as part of the subscription, a royalty agreement for $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. The Company has recorded a contingent liability for this agreement which is based upon projections of our sales on these products. For three months ended September 30, 2014 and 2013, the company recorded additional none and $62,243 contingent royalties for the proceeds received in connection with these subscriptions. At September 30, 2014 and June 30, 2014, the total contingencies in connection with these subscriptions are $207,077 and $207,077, respectively.

In connection with a second common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a 5.0% perpetual royalty on the net sales of our current product line. The Company has recorded a contingent liability for this agreement in the amount of $233,360 and is based upon projections of our sales on these products. As of September 30, 2014, the Company accrued a total of $1,786 in royalties payable, and the royalty expense of $1,786, and paid in cash $1,115 of the previously accrued payable.

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

In connection with a third common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a $0.25 perpetual royalty on the per unit sales of a new product line of bottles. The Company has recorded a contingent liability for this agreement in the amount of $149,316 and is based upon projections of our sales on these products. As of September 30, 2014, the Company did not accrue any royalties payable for this agreement.

In connection with a fourth common stock subscription, described below (Note 9), the Company granted as part of the subscription, a royalty agreement for a $0.25 royalty on the per unit sales of the Sippy Straw or Sippy Sure up to the amount of the investment. The Company has recorded a contingent liability for this agreement in the amount of $75,000 and is based upon projections of our sales on these products. As of September 30, 2014, the Company did not accrue any royalties payable for this agreement.

The royalties from the above subscriptions are projected to become due over the next three years in line with our estimated sales; as such we have reflected the current portion of $70,000 and the long term of $592,907 on our balance sheet as of September 30, 2014.

Royalty agreement amendment

On February 6, 2014, we agreed to an amendment to the second royalty agreement in Note 8. The Royalty is changed from 5% of the net sales of our product line to a royalty on 2.75% of the gross sales of all our product line.

Inventory Deposits

As of September 30, 2014, the Company has placed deposits with its manufacturer for product totaling approximately $385,128. These deposits represent 50% down payment and the Company expects to pay the remaining balance as the products are completed.

NOTE 9 – STOCKHOLDER’S EQUITY

Stock Shares – Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 26, 2012 the Company approved and in December 2012 the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only three designated classes of preferred shares, “A,” “B,” “C,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended September 30, 2014 and June 30, 2014, there were 98,471,371 and 98,471,371 shares of our common stock issued and outstanding, respectively. As of the periods ended September 30, 2014 and June 30, 2014, there were 10,000 shares of our preferred “A” stock issued and outstanding. As of the periods ended September 30, 2014 and June 30, 2014, there were no shares of our preferred “B” stock issued and outstanding. As of the periods ended September 30, 2014 and June 30, 2014, there were 50,000 shares of our preferred “C” stock issued and outstanding.

Common Shares – Issued and Outstanding

For the period ended September 30, 2014, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the nine months ended March 31, 2014, the Company recorded an additional contingent liability for this agreement in the amount of $124,813 and is based upon projections of our sales on these products. For the period ended September 30, 2014, the Company has not issued any further units, consisting of shares of our restricted common stock and a royalty agreement (Note 8).

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
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
For the three months ended September 30, 2014 and 2013
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

As of the period ended September 30, 2014, The Company has 50,000 shares of our preferred Series “C” stock issued and outstanding.

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
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 10 – 2013 STOCK OPTION PLAN - continued

During the year ended June 30, 2013, the Company granted 8,381,150 to our current President, the options become fully vested upon grant and contained an exercise price of $0.10 per share. On November 22, 2013, we granted 750,000 stock options to a consultant at an exercise price of $0.10 per share, and these options will expire five years from the grant date, and will vest as follows, upon signing the agreement 50,000 options will vest, and then at the end of each three month period, 100,000 options, per the agreement (Note 8).On February 28, 2014, the consultant and the Company terminated the agreement that granted these options and they were forfeited. As of September 30, 2014 and June 30, 2014, 21,618,850 options were available for future grant.

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

A summary of the options granted to employees and non-employees under the plan and changes during the periods ended September 30, 2014 and June 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,381,150	$0.10	8.58
Granted	750,000	0.10	5.00	$--
Exercised	-	-
Forfeited or expired	(750,000)	0.10	5.00
Balance at June 30, 2014	8,381,150	$0.10	8.58	$--
Exercisable at June 30, 2014	8,381,150	$0.10	8.58	$--
Weighted average fair value of options granted during the period ended June 30, 2014		$0.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2014	8,381,150	$0.10	8.58
Granted	-	-	-	$--
Exercised	-	-	-
Forfeited or expired	-	-	-
Balance at September 30, 2014	8,381,150	$0.10	8.33	$--
Exercisable at September 30, 2014	8,381,150	$0.10	8.33	$--
Weighted average fair value of options granted during the year ended September 30, 2014		$0.10

RELIABRAND, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
(Unaudited)

NOTE 10 – 2013 STOCK OPTION PLAN - continued

The following table summarizes information about employee stock options under the 2013 Plan outstanding at September 30, 2014:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable at September 30, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.10	8,381,150	8.58	$0.10	$--	8,381,150	$0.10	$--
	8,381,150	8.58	$0.10	$--	8,381,150	$0.10	$--

The total value of stock options granted during the periods ended September 30, 2014 and June 30, 2014, was none, respectively. For the periods ended September 30, 2014 and 2013, the Company recorded no expense in stock option expense relating to stock option grants, and did not have any expense, respectively, in stock compensation – officers on our statement of operations.

At September 30, 2014 there was no unrecognized compensation cost related to stock options granted under the plan.

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

On November 24, 2014, the Company entered into an international distribution agreement with an independent party to engage the party as an international distributor with the right to be the exclusive distributor in Mexico, for an initial period of four years, subject to certain minimum purchase volumes of the Company’s products.

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

Results of Operations for the Three Months Ended September 30, 2014 and the Three Months Ended September 30, 2013

We have revenues of $64,933 for the period ended September 30, 2014 compared to revenues of $36,821 for the period ended September 30, 2013.

As of September 30, 2014, we had total assets of $2,269,930 and total liabilities of $1,017,128, compared to total assets of $2,508,096 and total liabilities of $908,050 as of June 30, 2014.

During the three months ended September 30, 2014, we incurred operating expenses in the amount of $378,987. These operating expenses were comprised of accounting, auditing and legal fees, selling, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $291,237 for the three months ended September 30, 2013.

For the three months ended September 30, 2014, we paid consulting fees of $102,107 to related parties compared to consulting fees to related entities of $89,274 for the three months ended September 30, 2013.

For the three months ended September 30, 2014, we paid rent expense to an unrelated party of $17,012 compared to rent expense to an unrelated party of $2,003 for the three months ended September 30, 2013.

We have begun generating revenues but are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

As of September 30, 2014, the Company had a cash balance of $2,310, and as of June 30, 2014, the Company had a cash balance of $188,763.

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

Contractual Obligations

On April 1, 2013, the Company entered into a two year term lease agreement for office and warehouse space located in Kelowna, BC.  The lease commenced on May 1, 2013 and the monthly rental payment is approximately $3,600 including taxes. Rent expense was $17,012 and $2,003 for the periods ended September 30, 2014 and 2013, respectively. In the three months ended September 30, 2013, we received certain credits from the landlord for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease, we agreed to pay the landlord for leasehold improvements made to the offices and warehouse and the work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, we paid the balance owed for these improvements in shares of our common stock.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On January 18, 2013, the Company entered into an amendment of the above consulting agreement with the same Company as above, the prior agreement remains in force except for the following provisions: Mr. Markus’ consulting services will be at a rate of $11,000 per month, and Mr. Markus also received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1, each year that the consulting agreement is in force, Mr. Markus will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, with the prior agreement remaining in force except for that his consulting services will be at a rate of $12,100 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, Mr. Markus  received a second option to purchase 9,722,387 shares of the Company’s common stock for $0.10 per share.  For the periods ended September 30, 2014 and September 30, 2013, we recorded $36,300 and $33,000, respectively, in consulting fees – related party expense in connection with these contracts. As of September 30, 2014 and 2014, the Company accrued a total of $1,948 and $1,155, respectively, in royalties payable.

On May 1, 2012, the Company entered into consulting agreements with Kyle, Anthony, and Brent Markus, sons of its President, for their respective consulting services at a rate of $43,000, respectively, USD per annum.  The agreements were each for a period of twelve months, ending on December 31, 2012, and are automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. They each received one month’s salary as a signing bonus, and will each also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into new consulting agreements with Kyle, Anthony, and Brent Markus increasing their respective annual compensation to $47,300 each. All others terms remained the same. On March 1, 2014, the Company entered into new consulting agreements with Kyle, Anthony and Brent for their consulting services at a rate of $52,000 USD per annum.  These agreements will be in effect for a period of twelve months, ending on December 31, 2014, and are automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. Kyle, Anthony and Brent also receive a $300 gas allowance monthly, and will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2014 and 2013, we recorded $14,000 and $11,825, respectively, in consulting fees – related party expense to each, Kyle, Anthony and Brent. For the three months ended September 30, 2014 and 2013, the Company accrued a total of $1,623 and $963 in royalties payable, respectively, each for Kyle, Anthony and Brent.

On January 18, 2013, the Company entered into a consulting agreement with Michael Markus, the fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement is in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On March 1, 2014, the Company entered into a new consulting agreement with Michael for his consulting services at a rate of $45,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended September 30, 2014 and 2013, we recorded $12,115 and $10,266, respectively, in consulting fees – related party expense to Michael.  For the three months ended September 30, 2014 and 2013, the Company accrued a total of $1,623 and $963 in royalties payable, respectively.

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

In the three month period ended September 30, 2014, our current President paid operating bills on behalf of the Company totaling $56,998, and was not repaid. In the three month period ended September 30, 2013, our current President paid operating bills on behalf of the Company totaling $1,658, and was repaid $1,658 in cash.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

N/A

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

RELIABRAND INC.

Date: December 1, 2014	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO