Form 10-Q
period 2014-12-31
RELIABRAND INC.
filed 2015-02-20
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

As of February 7, 2015, 98,471,371 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RELIABRAND INC.

Reliabrand Inc.

Condensed Consolidated Balance Sheets

	December 31 2014 (Unaudited)	June 30 2014
Assets
Current Assets
Cash	$4,535	$188,763
Accounts receivable, net	100,270	58,054
Inventory, net	344,434	557,558
Prepaid Expenses	376,127	402,927
Total Current Assets	825,366	1,207,302

Property, plant and equipment, net of accumulated amortization	105,305	134,348
Intangibles, net of accumulated amortization	1,153,262	1,166,446
Total Assets	$2,083,933	$2,508,096

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$205,646	$81,923
Taxes payable	-	5,955
Due to shareholders/directors	199,054	131,965
Royalties Payable - related party	9,874	25,300
Current portion of Contingent Royalties Payable	70,000	70,000
Royalties Payable	72,119	-
Total Current Liabilities	556,693	315,143

Contingent Royalties Payable	540,054	592,907
Total Liabilities	1,096,747	908,050

Commitments & Contingencies	-	-

Equity
Share capital	9,853	9,853
Contributed and other surplus	6,074,746	6,074,746
Other Comprehensive income	10,384	-
Retained earnings (deficit)	(5,107,797)	(4,484,533)
Total Equity	987,186	1,600,046
Total Liabilities and Equity	$2,083,933	$2,508,096

The accompanying notes are an integral part of these financial statements.

Reliabrand Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenues	$237,253	$155,011	$302,186	$191,832
Cost of goods sold	218,691	74,061	249,809	96,600
Gross profit	18,562	80,950	52,377	95,232
Operating expenses
Advertising and promotion	57,945	61,590	135,037	141,484
Amortization and Depreciation	42,678	28,387	71,191	56,703
Accounting, Audit and Legal Fees	85,163	31,705	114,401	76,011
Consulting Fees	(29,995)	64,708	20,283	95,004
Consulting Fees - Related Party	73,774	97,657	175,881	186,931
Rental	18,481	10,864	35,493	12,867
Selling, general and administrative	32,152	111,505	98,419	121,947
Shipping and warehouse	3,478	6,337	8,817	11,889
Stock Options Expense	-	7,000	-	7,000
Consulting contract benefits - related party	3,079	5,769	6,220	6,923
Total operating expenses	286,755	425,522	665,742	716,759
Income from operations	(268,193)	(344,572)	(613,365)	(621,527)
Non operating income and expenses
Interest expense	(7,829)	(858)	(9,899)	(3,960)
Net loss	$(276,022)	$(345,430)	$(623,264)	$(625,487)

Net Loss Per Share - Basic and Diluted	-	-	(0.01)	(0.01)

Weighted Average number of Common Shares Outstanding	98,471,371	94,606,368	98,471,371	92,410,341

The accompanying notes are an integral part of these financial statements.

Reliabrand Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31. 2013
Net loss	$(276,022)	$(345,430)	$623,264)	$(625,487)
Foreign currency translation gain	10,384	-	10,384	0
Accumulated Comprehensive Income	$(265,638)	$(345,430)	$(612,880)	$(625,487)

The accompanying notes are an integral part of these financial statements.

Reliabrand Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(623,264)	$(625,487)
Depreciation and amortization	71,191	85,682
Stock issued for services	-	78,000
Stock Option Expense	-	7,000
Changes in operating assets and liabilities:
Accounts receivables	(42,216)	(111,026)
Prepaid expenses	26,800	(57,965)
Inventories	213,124	(191,924)
Accounts payable and accrued expenses	117,768	(48,148)
Royalties payable to related parties	(15,426)	(8,946)
Amounts due to officers/stockholders - current	60,145	-
Interest payable, net	6,944	2,382
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(184,934)	(870,432)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6,049)
Payments on royalty agreements	(19,266)
TOTAL CASH USED BY INVESTING ACTIVITIES	(19,266)	(6,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	(22,656)
Proceeds from issuance of common stock	-	1,105,000
TOTAL CASH USED BY FINANCING ACTIVITIES	-	1,082,344
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents	19,972	-
Net cash increase (decrease) in cash and cash equivalents	(184,228)	205,863
Cash and cash equivalents at beginning of period	188,763	10,488
Cash and cash equivalents at end of period	$4,535	$216,351

The accompanying notes are an integral part of these financial statements.

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

1. Significant Accounting Policies
Nature of business/basis of preparation

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2014 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2014.

During the period ending December 31, 2014, the Company’s gain/loss realized on the exchange of foreign currency became material.  As such, the Company began to identify the amounts and report them in a separate statement of comprehensive income.

Nature of Operations and Basis of Presentation

Reliabrand, Inc. (the Company, we, us, our, RLIA), formerly known as A&J Venture Capital Group, Inc., Alco Energy Corp., and Startale Group, Inc., is a Nevada corporation, formed February 22, 2007 with its head office in Kelowna, BC. Since inception we have had minimal operations and not earned any significant revenues to date. In the previous fiscal year ended June 30, 2014, we had commenced sales of our products, and have started our marketing program. We are in the process of establishing ourselves as a company that will focus its operations on developing the Adiri brand of products and sell them in the open markets.

Adiri was one of the first baby bottle manufacturers to offer BPA-free products when it was launched in 2007. The Adiri Natural Nurser bottle achieved more international design recognition than any other bottle of any kind in history, winning 15 internationally recognized product design competitions including tying for first place in the D&AD Design Award (known as the “Yellow Pencils”) in 2008 with the “Apple iPod Touch” from 23,000 international product submissions. The iconic and patented “natural breast shape” and “petal vent” are among the features that reduced colic and improved the infant feeding experiences which led to Adiri earning the prestigious Gold MDEA (Medical Design Excellence Award) along with the design firm Whipsaw, Inc. in 2008. We are currently developing a newer version of the baby bottle that Adiri was previously producing and it will be free of Estrogenic Activity (EA) as well as being BPA-free. The Company intends to aggressively promote and market the bottles and accessories and plans to secure retail distribution outlets for the bottles. The Company’s fiscal year-end is June 30. In the fourth quarter of fiscal year 2013, the Company’s management determined that it exited the development stage, as defined in FASB ASC 915-10. The Company has adjusted its financial statement presentation accordingly.

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

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

Principles of consolidation

The financial statements include the accounts of the parent Reliabrand Inc. and its wholly owned  subsidiary.  Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income, expenses and related disclosures. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

Recently issued accounting standards

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows, including the below:

FASB ASU 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination (a consensus of the Private Company Council).  The update provides alternatives for recognition of intangible assets as a result of business transactions.  The update is effective for fiscal years beginning on or after December 15, 2015.  The Company does not anticipate significant impact upon its financial statements at this time and will continue to evaluate the potential for such impact.

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

Economic dependence

Dependence on key customers

In the six months ended December 31, 2014 and 2013, our Wal-Mart Canada sales accounted for none and 31.02%, respectively, of our revenues. In the six months ended December 31, 2014 and 2013, our North American sales accounted for 100.00% and 100.00%, respectively, of our revenues. In the six months ended December 31, 2014 and 2013, our Wal-Mart Canada customer accounted for none and 99.77%, respectively, of our receivable balances.

Financial instruments

No significant exposure to foreign currency exchange risk

The company does business internationally.  At December 31, 2014 the Company has some exposure to foreign currency exchange risk.  The Company purchases and sells its products in the international market and has exchange risk which is not being hedged.  The relationship of accounting for transactions from its Canadian operations has given effect to recognition of other comprehensive income.  The Company continues to monitor these exchange relationships and will consider future plans to reduce any risk as it becomes warranted.

Approach to managing liquidity risk

Liquidity risk is the risk that the company will not be able to meet its financial obligations as they become due.  Liquidity risk also includes the risk of not being able to liquidate assets in a timely manner at a reasonable price.

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

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

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

Foreign currency translation

The condensed consolidated interim financial statements are presented in United States dollars (USD). We have determined that our functional currency is CDN dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates. Any net adjustment is shown in the consolidated statements of comprehensive income.

Receivables

The company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

Inventories

Valuation and costing method

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of December 31, 2014 and June 30, 2014, we did not have any such accrued expenses.

Prepaid expenses

Composition

Prepaid expenses consist of deposit amounts to manufacturers which are deferred and matched against actual receipt of product.

As of December 31, 2014, the Company has placed deposits with its manufacturer for product totaling approximately $370,849. These deposits represent 50% down payment and the Company expects to pay the remaining balance as the products are completed.  The initial product received from the manufacturer is substandard, therefore the balance owing is currently under dispute.

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

Other Deposits

Prepaid deposits consist of payments made for rent in the amount of $3,677 and utilities in the amount of $1,601for the warehouse space.

Property, plant and equipment

Assets including leasehold improvements

Property, plant and equipment is stated at cost.  Depreciation is provided for over the estimated useful lives of the respective assets, using the percentage of declining balance method.  Estimated useful lives range from 5 to 15 years.  Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the life of the lease.

Other identifiable intangibles

Patents and intellectual property rights

Patents and intellectual property rights are recorded at cost and are being amortized on a straight-line basis over the legal life of the patent.  The cost of the patents and intellectual property does not reflect their present or future value and the amount ultimately recoverable is dependent upon the successful commercialization of the related products.  Management reviews the unamortized balance on an annual basis and recognizes any impairment in carrying value in the year of impairment.

Payables

Royalty payments

The company has agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  Royalty payables are accrued based upon historical sales rates adjusted for current sales trends.

Total royalty expenses, net of royalty income, are included in cost of sales and amounted to $61,057 for 6-month period ending December 31, 2014 and $103,026 June 30, 2014.

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

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

Advertising cost

The Company expenses advertising costs when incurred. During the 6-month period ended December 31, 2014 and 2013, we had $135,037 and $141,484 in expenditures on advertising, respectively.

Shipping and handling cost

Net shipping and handling costs of $8,817 and $11,889 for the 6-month period ended December 31, 2014 and 2013, respectively.

2. Going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the company will continue to operate in the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. We have sustained operating losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2014 we have a working capital surplus of $268,673 and accumulated deficit of $5,107,797. During the same period, we had a net loss of $623,264 and cash used in operating activities of $184,934. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Property, plant and equipment

Property, plant and equipment consist of the following:

	Cost $	Accumulated Depreciation $	December 31 2014 Net Book Value $	June 30 2014 Net Book Value $
Computer equipment	$7,279	$(3,474)	$3,805	$4,070
Furniture and fixtures	103,526	(61,319)	42,207	47,448
Product Molds	173,883	(132,530)	41,353	57,603
Leasehold improvements	46,855	(28,915)	17,940	25,227
Total	$331,543	$(226,238)	$105,305	$134,348

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

4. Intellectual Properties and Patents

Other assets consist of the following:

	Cost $	Accumulated amortization $	December 31 2014 Net Book Value $	June 30 2014 Net Book Value $
Adiri Patents	$800,552	$-	$800,552	$800,552
Adiri Trademarks	359,375	-	359,375	359,375
Adiri patent legal fees	43,828	-	43,828	43,828
Plastic Technology Properties	100,000	-	100,000	100,000
Sippy Straw technology	25,000	-	25,000	25,000
Accumulated Amortization	-	(175,493)	(175,493)	(162,309)
Total	$1,328,755	$(175,493)	$1,153,262	$1,166,446

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

5. Commitments

Minimum salaries and incentive bonuses

The company has employment agreements with certain officers.  Those agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified performance goals are attained.

Annual rent plus additional rent

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commenced on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. On January 2, 2014, the company entered into an addendum to lease additional space for an additional monthly payment of $2,454 CDN. Rent expense was $35,493 and $12,867 for the 6-month periods ended December 31, 2014 and 2013, respectively. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock (Note 3).

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

Royalty agreements

The company has entered into agreements which provide for royalty payments based on a percentage of net sales of certain products.  Royalty expense under these agreements was $61,057 for the 6 months ending December 31, 2014 and $103,026 for June 30, 2014.

6. Shareholders' equity

Stock Shares - Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 26, 2012 the Company approved and in December 2012 the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only three designated classes of preferred shares, “A,” “B,” “C,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended December 31, 2014 and June 30, 2014, there were 98,471,371 and 98,471,371 shares of our common stock issued and outstanding, respectively. As of the periods ended December 31, 2014 and June 30, 2014, there were 10,000 shares of our preferred “A” stock issued and outstanding. As of the periods ended December 31, 2014 and June 30, 2014, there were no shares of our preferred “B” stock issued and outstanding. As of the periods ended December 31, 2014 and June 30, 2014, there were 50,000 shares of our preferred “C” stock issued and outstanding.

Common Shares - Issued and Outstanding

For the period ended September 30, 2014, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the nine months ended March 31, 2014, the Company recorded an additional contingent liability for this agreement in the amount of $124,813 and is based upon projections of our sales on these products. For the period ended December 31, 2014, the Company has not issued any further units, consisting of shares of our restricted common stock and a royalty agreement (Note 8).

Preferred Stock - Series "A"

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

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

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

Preferred Stock - Series "B"

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

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

Preferred Stock - Series "C"

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

As of the period ended December 31, 2014, the Company has 50,000 shares of our preferred Series “C” stock issued and outstanding.

7. Stock based compensation

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

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

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

During the year ended June 30, 2013, the Company granted 8,381,150 to our current President, the options become fully vested upon grant and contained an exercise price of $0.10 per share. On November 22, 2013, we granted 750,000 stock options to a consultant at an exercise price of $0.10 per share, and these options will expire five years from the grant date, and will vest as follows, upon signing the agreement 50,000 options will vest, and then at the end of each three month period, 100,000 options, per the agreement (Note 8).On February 28, 2014, the consultant and the Company terminated the agreement that granted these options and they were forfeited. As of December 31, 2014 and June 30, 2014, 21,618,850 options were available for future grant.

The value of employee and non-employee stock warrants granted during the years ended June 30, 2014 and 2013 was estimated using the Black-Scholes model with the following assumptions:

Expected volatility (based on historical volatility)	501.71%
Expected Dividends	none
Expected term in years	10
Risk free rate	2.03%

The expected volatility assumption was based upon historical stock price volatility measured on a daily basis. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

A summary of the options granted to employees and non-employees under the plan and changes during the periods ended December 31, 2014 and June 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,381,150	$0.10	8.58
Granted	750,000	0.10	5.00
Exercised	-	-	-
Forfeited or expired	(750,000)	0.10	5.00
Balance and Exercisable at June 30, 2014	8,381,150	0.10	8.58
Weighted average fair value of options granted during the period ended June 30, 2014	-	$0.10	-

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2014	8,381,150	$0.10	$8.58	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance and Exercisable at December 31, 2014	8,381,150	0.10	8.00	-
Weighted average fair value of options granted during the period ended December 31, 2014	-	$0.10	$-	$-

The following table summarizes information about employee stock options under the 2013 Plan outstanding at December 31, 2014:

Range of Exercise Price	Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Intrinsic Value	Exercisable at December 31, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value
		Options Outstanding			Options Exercisable
$0.10	$8,381,150	$8.00	$0.10	$-	$8,381,150	$0.10	$-

The total value of stock options granted during the periods ended December 31, 2014 and June 30, 2014, was none, respectively. For the periods ended December 31, 2014 and 2013, the Company recorded no expense in stock option expense relating to stock option grants, and did not have any expense, respectively, in stock compensation – officers on our statement of operations.

 At December 31, 2014 there was no unrecognized compensation cost related to stock options granted under the plan.

8. Related party transactions

Notes Payable to Shareholders

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,156 USD of the above debt’s principal to shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of December 31, 2014 and June 30, 2014, the remaining balance of $20,117 is outstanding.

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. We accrued $412 in interest expense for the six months ended December 31, 2014 and 2013, in connection with this note, and the principal and interest are outstanding as of December 31, 2014 and June 30, 2014.

On December 14, 2012 the Company received $50,000 USD from the same company as above owned by one of the Company’s shareholders. Initially this transaction was recorded as a subscription agreement. Subsequent to June 30, 2013 the parties renegotiated the agreement and the funds were reclassified as an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. The related interest was accrued in the current year. As of the six months ended December 31, 2014 and 2013, we accrued $1,022 in interest expense in connection with this note, and the principal and interest are outstanding as of December 31, 2014 and June 30, 2014.

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

On April 26, 2013 the Company borrowed $30,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. As of December 31, 2014 and 2013, we accrued $613 in interest expense in connection with this note. As of December 31, 2014 and June 30, 2014 the entire principal amount and interest are outstanding.

On June 26, 2013 the Company borrowed $23,300 USD (CDN $24,500) from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. As of June 30, 2014 and 2013, we accrued $321 and $21, respectively, in interest expense in connection with this note. On August 2013, we repaid the entire balance due. As of December 31, 2014 and June 30, 2014, only the interest accrued is outstanding.

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

	December 31 2014 $	June 30 2014 $
Uncollateralized note to a related entity bearing no interest per annum which matured on February 28, 2013	$20,117	$20,117
Uncollateralized note to a related entity bearing 8% interest per annum	50,000	50,000
Uncollateralized note to a related entity bearing 8% interest per annum	30,000	30,000
Uncollateralized note to a related entity bearing 8% interest per annum which matured January 14, 2013	20,130	20,130

All notes are payable on demand and appropriately classified as current liabilities.  Total interest payable related to the notes amounts to $19,071

Related party transactions and balances

On January 18, 2013, the Company entered into a consulting agreement with the son of our current President for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended December 31, 2014 and 2013, we recorded $16,000 and $25,621, respectively, in consulting fees – related party expense to this individual. For the six months ended December 31, 2014 and 2013, the Company accrued a total of $6,803 and $4,785 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with another son of our current President for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum. The agreement will be in effect for a period of twelve months, ending on December 31, 2014. The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended December 31, 2014 and 2013, we recorded $28,000 and $27,503, respectively, in consulting fees – related party expense to this individual. For the six months ended December 31, 2014 and 2013, the Company accrued a total of $6,803 and $4,785 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with a third son of our current President for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended December 31, 2014 and 2013, we recorded $23,290 and $27,592, respectively, in consulting fees – related party expense to this individual. For the six three months ended December 31, 2014 and 2013, the Company accrued a total of $6,803 and $4,785 in royalties payable, respectively.

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $45,000 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2014.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also receives a $300 gas allowance monthly, and he will continue to receive a 2.50% royalty on all gross sales of the Company. For the periods ended December 31, 2014 and 2013, we recorded $24,300 and $20,533, respectively, in consulting fees – related party expense to this individual. For the six months ended December 31, 2014 and 2013, the Company accrued a total of $6,803 and $4,785 in royalties payable, respectively.

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $12,100 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014 the President received a second option to purchase 9,722,387 shares of the Company’s common stock for $0.10 per share (Note 11). For the six months ended December 31, 2014 and 2013, we recorded $72,600 and $66,000, respectively, in consulting fees – related party expense in connection with these contracts. For the six months ended December 31, 2014 and 2013, the Company accrued a total of $8,163 and $5,742 in royalties payable, respectively.

On September 1, 2013, the Company entered into a consulting agreement with a son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement will be in effect for a period of twelve months, ending on August 31, 2014.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ten day written notice. For the period ended December 31, 2014 and 2013 we recorded $11,691 and $19,683 in consulting fees – related party expense to this individual. For the periods December 31, 2014 and 2013, we paid this individual his fees in cash and stock, including $11,691 and $15,683 paid in cash and none and $4,000 paid in shares of common stock, respectively.

Shareholder Advances

In the six month period ended December 31, 2014, our current President/Shareholder paid operating bills on behalf of the Company totaling $24,616, and was not repaid. In the six month period ended December 31, 2013, our current President paid operating bills on behalf of the Company totaling $11,087, and was repaid $0 in cash.

Reliabrand Inc.

Notes to Condensed Consolidated Interim Financial Statements

For the three and six months ended December 31, 2014 and 2013

(Unaudited)

9. Reclassifications

Certain amounts in the period ended December 31, 2013 financial statements have been reclassified to conform to the current period ended December 31, 2014 presentation.

10. Subsequent events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued and found there were none  that warranted disclosure, except for the below:

During February 2015, the Canada Revenue Agency, under ITA Sections 14(1), 14(5), 38, 39(1), and 54, began auditing the asset purchase agreement that took place in January 2011 to determine fair value of the patents obtained by the Company.  This will be a lengthy process and the outcome is not known with any certainty at this time, but could possibly result in a reduction of the value of the patents to their purchase price.

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

Results of Operations for the Three Months Ended December 31, 2014 and the Three Months Ended December 31, 2013

We have revenue of $237,253 for the period ended December 31, 2014 compared to revenue of $155,011 for the period ended December 31, 2013, the increase in our revenues are mainly attributed to increased retail sales on our website, and an increase in our sales due to foreign orders.

As of December 31, 2014, we had total assets of $2,083,933 and total liabilities of $1,096,747 compared to total assets of $2,508,096 and total liabilities of $908,050 as of June 30, 2014. The main changes in our balance sheet items are attributable to an increase in accounts payable and sums due to related parties for advances made to the Company.

During the three months ended December 31, 2014, we incurred operating expenses in the amount of $286,755. These operating expenses were comprised of accounting, auditing and legal fees, selling, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $425,522 for the three months ended December 31, 2013. The main increases were in our selling, general and administrative areas as well as accounting, legal and auditing fees, as our business operations have grown or expenses in this area have grown accordingly.

For the three months ended December 31, 2014, we paid consulting fees of $73,774 to related parties compared to consulting fees to related entities of $97,657 for the three months ended December 31, 2013.

For the three months ended December 31, 2014, we paid rent expense to an unrelated party of $18,481 compared to rent expense to an unrelated party of $10,864 for the three months ended December 31, 2013. The reason for the increase is in the current fiscal year is the rent for the larger space we currently occupy.

Results of Operations for the Six Months Ended December 31, 2014 and the Six Months Ended December 31, 2013

During the six months ended December 31, 2014, we incurred operating expenses in the amount of $665,742 and had revenues of $302,186. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $716,759 and revenues of $191,832 for the six months ended December 31, 2013. We anticipate having additional increases in our expenses as needed, as our business expands, and our sales increase.

For the six months ended December 31, 2014, we paid consulting fees of $175,881 to related parties compared to consulting fees to related parties of $186,931 for the six months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had $4,535 cash on hand and as of June 30, 2014, the Company had a cash balance of $188,763.

For the six months ended December 31, 2014, the Company issued no shares nor raised any capital.

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

On January 18, 2013, the Company entered into an amendment of the above consulting agreement with the same Company as above, the prior agreement remains in force except for the following provisions: Mr. Markus’ consulting services will be at a rate of $11,000 per month, and Mr. Markus also received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1st of each year that the consulting agreement is in force, Mr. Markus will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the President received an option to purchase 9,722,387 shares of the Company’s common stock at $0.10 per share.  For the six month periods ended December 31, 2014 and December 31, 2013, we recorded $72,600 and $66,000, respectively, in consulting fees – related party expense in connection with these contracts. As of December 31, 2014 and 2013, the Company accrued a total of $8,163 and $5,742, respectively, in royalties payable.

On May 1, 2012, the Company entered into consulting agreements with three sons of its President, for their respective consulting services at a rate of $43,000, respectively, USD per annum.  The agreements were each for a period of twelve months, ending on December 31, 2012, and are automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. They each received one month’s salary as a signing bonus, and will each also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into new consulting agreements with each of the same three sons as above, increasing their respective annual compensation to $47,300 each. All others terms remained the same. On March 1, 2014, the Company entered into new consulting agreements with these sons for their consulting services at a rate of $52,000 USD per annum.  The Agreement is in effect for a period of twelve months, ending December 31, 2014, and is automatically renewed for successive twelve month periods.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with ninety days’ notice.  They each receive a $300 monthly gasoline allowance and they continue to receive a 2.50% royalty on all gross sales of the Company.  For the six month periods ended December 31, 2014 and 2013, we recorded $16,000 and $25,621, respectively, in consulting fees – related party expense in connection with each of these contracts. As of December 31, 2014 and December 31, 2013, the Company accrued a total of $6,803 and $4,785, in royalties payable for each agreement.

On January 18, 2013, the Company entered into a consulting agreement with the fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement is in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $45,000 USD per annum.  The agreement is in effect for a period of twelve months, ending on December 31, 2014, and is automatically renewed for successive twelve month periods.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice.  He also receives a $300 gas allowance monthly and will continue to receive 2.5% royalty on all gross sales of the Company. For the six month periods ended December 31, 2014 and December 31, 2013, we recorded $24,000 and $20,533, respectively, in consulting fees – related party expense in connection with this contract and fees charged previous to this contract. For the six months ended December 31, 2014 and December 31, 2013, the Company accrued a total of $6,803 and $4,785 and none, respectively, in royalties payable.

In the six month period ended December 31, 2014, our current President paid operating bills on behalf of the Company totaling $24,616 and was not repaid.  In the six month period ended December 31, 2013m our current President paid operating bills on behalf of the Company totaling $11,087 and was not repaid.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended December 31, 2014, the Company issued no shares of unregistered common shares.

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

RELIABRAND INC.

Date: February 19, 2015	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO