Form 10-Q
period 2015-03-31
RELIABRAND INC.
filed 2015-05-20
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 8, 2015, 98,471,371 shares of the Registrant's Common Stock were issued and outstanding.

RELIABRAND INC.

Reliabrand Inc.
Condensed Consolidated Balance Sheet

	Note	March 31, 2015 $	June 30, 2014 $
		(Unaudited)
Assets
Current Assets
Cash		$8,628	$188,763
Accounts receivable, net	g.	13,767	58,054
Inventory, net	h.	360,787	557,558
Prepaid Expenses	i.	403,399	402,927
Total Current Assets		786,581	1,207,302

Property, plant and equipment, net of accumulated amortization	3.	80,862	134,348
Intangibles, net of accumulated amortization	4.	1,122,818	1,166,446
Other long term assets		5,278	-
Total Assets		$1,995,539	$2,508,096

	Note	March 31, 2015 $	June 30, 2014 $
		(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	l.	$234,698	$81,923
Taxes payable		-	5,955
Due to shareholders/directors	8.	189,302	131,965
Royalties Payable - related party	i.	18,890	25,300
Current portion of Contingent Royalties Payable	c.	76,107	70,000
Royalties Payable	i.	80,144	-
Total Current Liabilities		599,141	315,143

Contingent Royalties Payable	c.	586,800	592,907
Total Liabilities		1,185,941	908,050

Commitments & Contingencies		-	-
Equity
Share capital	6.	9,853	9,853
Contributed and other surplus	6.	6,074,746	6,074,746
Other comprehensive income		(22,635))	-
Retained earnings (deficit)		(5,252,366)	(4,484,553)
Total Equity		809,598	1,600,046
Total Liabilities and Equity		$1,995,539	$2,508,096

The accompanying notes are an integral part of these financial statements.

Reliabrand Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

		Three months ended		Nine months ended
	Note	March 31, 2015 $	March 31, 2014 $	March 31, 2015 $	March 31, 2014 $
Revenues		$43,461	$77,401	$345,646	$269,233
Cost of goods sold		51,839	28,860	301,647	125,460
Gross profit		(8,378)	48,541	43,999	143,773
Operating expenses
Advertising and promotion	n.	5,994	21,785	141,031	163,550
Amortization and Depreciation		18,314	28,513	89,503	85,216
Accounting, Audit and Legal Fees		5,724	28,877	120,125	104,888
Consulting Fees		21,001	16,762	41,283	111,766
Consulting Fees - Related Party		44,341	100,245	220,222	287,176
Rental	b.	6,569	17,171	42,062	30,038
Selling, general and administrative		28,819	(5,346)	127,238	119,392
Shipping and warehouse	o.	-	19,358	8,817	28,175
Stock Options Expense		-	14,000	-	21,000
Consulting contract benefits - related party		2,719	3,142	8,939	10,065
Total operating expenses		133,481	244,507	799,220	961,266
Income (loss) from operations		(141,859)	(195,966)	(755,221)	(817,493)
Non operating income and expenses
Interest expense		(2,692)	(2,083)	(12,592)	(6,043)
Net loss prior to income taxes		(144,551)	(198,049)	(767,813)	(823,536)
Provision for income taxes		-	-	-	-
Net loss		$(144,551)	$(198,049)	$(767,813)	$(823,536)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)
Weighted Average number of Common Shares Outstanding	98,471,371	98,264,229	98,471,371	94,333,151

The accompanying notes are an integral part of these financial statements.

Reliabrand Inc.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015 $	March 31, 2014 $	March 31, 2015 $	March 31, 2014 $
Net loss	$(144,551)	$(198,049)	$(767,813)	$(823,536)
Foreign currency translation loss	(33,019)	-	(22,635)	-
Accumulated Comprehensive Income	$(177,570)	$(198,049)	$(790,448)	$(823,536)

The accompanying notes are an integral part of these financial statements.

Reliabrand Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

		Nine months ended
	Note	March 31, 2015 $	March 31, 2014 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period		$(767,813)	$(823,536)
Depreciation and amortization		97,113	128,685
Stock issued for services		-	59,000
Stock Option Expense		-	21,000
Change in account receivables		44,287	(24,673)
Change in prepaid expenses		(473)	(69,899)
Change in inventories		196,770	(294,390)
Change in accounts payable and accrued expenses		135,105	(70,257)
Change in royalties payable to related parties		(6,410)	(21,654)
Change in royalties payable - current		86,251	-
Change in amounts due to officers/stockholders - current		69,055	-
NET CASH USED BY OPERATING ACTIVITIES		(146,115)	(1,095,724)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions		-	(6,049)
Change in long term deposits		(5,278)	-
Change in Contingent royalty payable		(6,107)	-
NET CASH USED BY INVESTING ACTIVITIES		(11,385)	(6,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable		-	(22,656)
Proceeds of shareholder advances/notes		-	1,658
Repayment of shareholder advances		-	(12,745)
Proceeds from issuance of common stock		-	1,430,001
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	1,396,258
OTHER ACTIVITIES:
Effect of exchange rate on cash and cash equivalents		(22,635)	-
Net cash increase (decreases) in cash and cash equivalents		(180,135)	294,485
Cash and cash equivalents at beginning of period		188,763	10,488
Cash and cash equivalents at end of period		$8,628	$304,973

The accompanying notes are an integral part of these financial statements.

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

1. Significant Accounting Policies

a. Nature of business/basis of preparation

i. Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2015 are not necessarily indicative of results for any future period.  The condensed consolidated balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2014.

During prior periods, the Company's gain/loss realized on the exchange of foreign currency became material.  As such, the company began to identify the amounts and report them in a separate statement of comprehensive income.

ii. Nature of Operations and Basis of Presentation

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

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

1. Significant Accounting Policies - continued

a. Nature of business/basis of preparation - continued

iii. Business Composition

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

b. Principles of consolidation

i. Consolidated - all intercompany transactions eliminated

The financial statements include the accounts of the parent Reliabrand Inc. and its wholly owned  subsidiary.  Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

c. Use of estimates

i. Estimates could be significant

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

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

1. Significant Accounting Policies - continued

d. Recently issued accounting standards

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows, including the below:

In April 2015, the Financial Accountings Standards Board issued ASU 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs .  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  This will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company does not anticipate significant impact upon its financial statements at this time and will continue to evaluation the potential for such impact.

e. Financial instruments

i. Exposure to foreign currency exchange risk

The company does business internationally.  At March 31, 2015 the company had some exposure to foreign currency exchange risk.  The company purchases and sells its products in the international market and has exchange risk which is not being hedged.  The relationship of accounting transactions from its Canadian operations has given effect to recognition of other comprehensive income.  The Company continues to monitor these exchange relationships and will consider future plans to reduce any risk as it becomes warranted.  For the nine months ending March 31, 2015, the Company has recognized over $20,000 in translation adjustments from Canadian operations.

ii. Approach to managing liquidity risk

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

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

1. Significant Accounting Policies - continued

e. Financial instruments - continued

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

f. Foreign currency translation

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

g. Receivables

i. No allowance required - all collectible

The company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

h. Inventories

i. Valuation and costing method

The only component of inventory is finished goods inventory, valued on a first in first out basis, and includes production cost, product freight in, and packaging costs. Slow moving and obsolete inventories are written down based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, if any, are recorded as other accrued expenses on the balance sheet. As of March 31, 2015 and June 30, 2014, we did not have any such accrued expenses.

i. Prepaid expenses

i. Composition

Prepaid expenses consist of deposit amounts to manufacturers which are deferred and matched against actual receipt of product.

As of March 31, 2015, the Company has placed deposits with its manufacturer for product totaling approximately $403,000. These deposits represent 50% down payment and the Company expects to pay the remaining balance as the products are completed.  The initial product received from the manufacturer was substandard, therefore the balance owing is currently under dispute.

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

1. Significant Accounting Policies - continued

i. Prepaid expenses - continued

ii. Other Deposits

Prepaid deposits consist of payments made for rent in the amount of $3,677 and utilities in the amount of $1,601 for the warehouse space and are considered long term.

j. Property, plant and equipment

i. Assets including leasehold improvements

Property, plant and equipment is stated at cost.  Depreciation is provided for over the estimated useful lives of the respective assets, using the percentage of declining balance method.  Estimated useful lives range from 5 to 15 years.  Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the life of the lease.

k. Other identifiable intangibles

i. Patents and intellectual property rights

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

l. Payables

i. Royalty payments

The company has agreements that provide for royalty payments based on a percentage of sales with certain minimum guaranteed amounts.  Royalty payables are accrued based upon historical sales rates adjusted for current sales trends.

Total royalty expenses, net of royalty income, are included in cost of goods sold and amounted to $ 70,188 for the nine months ended March 31, 2015 and $52,293 for the nine months ended March 31, 2014.

m. Revenue recognition

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

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

1. Significant Accounting Policies - continued

n. Advertising cost

The Company expenses advertising costs when incurred. During the nine months ended March 31, 2015 and 2014, we had $141,031 and $163,550 in expenditures on advertising, respectively.

o. Shipping and handling cost

Net shipping and handling costs of $8,817 and $14,754 for the nine months ended March 31, 2015 and 2014, respectively.

p. Income taxes

The net operating loss carryforward is the only component of deferred tax assets for income tax purposes as of June 30, 2014, of approximately $58,435 for Federal USA income taxes and $823,128 for Canadian income taxes which was reduced to zero after considering the valuation allowance of $58,435 and $823,128, respectively, since there is no assurance of future taxable income.  For the three and nine months ended March 31, 2015, the approximate additional losses increased by $144,000 and $737,000, respectively.  These losses are expected to be fully reserved against for deferred tax purposes.  As of  June 30, 2014 the Company’s expected deferred tax asset and the offsetting valuation allowance was approximately $267,000, and as of March 31, 2015 the expected deferred tax asset and offsetting valuation allowance was approximately $350,000>

These loss carryovers could be limited under the Internal Revenue Code should a significant change in ownership occur.  For US Federal income taxes the expected rate is 34%, while for Canadian income taxes the expected rate is 25%.  We currently have four years of Federal USA tax returns that are subject to examination, including the fiscal years ended June 30, 2014, 2013, 2012, and 2011, based on their filing dates by taxing authorities. We currently have three years of Canadian tax returns that are subject to examination, including the fiscal years ended June 30, 2014, 2013, 2012 and 2011, based on their filing dates by taxing authorities.

We have adjusted our income tax provision from last year due to the fact that in October 2010, our company relocated to Kelowna, British Columbia, Canada. We have adjusted our figures accordingly, and show the amounts that are allocated to United States Income Tax and Canada Income Tax carryforwards of our net loss. We currently have no uncertainty of the tax positions that we have taken and believe that we can defend them to any tax jurisdiction. In February 2015, the Canada Revenue Agency, began an audit of a purchase agreement which form 2011 concerning the fair value of the patents obtained by the Company.  This is expected to be a lengthy process and the outcome is not known with any certainty at this time.  The Company expects to prevail at this time, but does risk that the value ascribed to the patents could be impaired by this investigation.

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

As of March 31, 2015 we have a working capital surplus of $187,440 and accumulated deficit of $5,252,366. During the nine months ended March 31, 2015, we had a net loss of $767,813 and cash used in operating activities of $146,115. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

3. Property, plant and equipment

Property, plant and equipment consist of the following:

	Cost $	Accumulated Depreciation $	March 31 2014 Net Book Value $	June 30 2014 Net Book Value $
Computer equipment	$7,279	$(3,777)	$3,502	$4,070
Furniture & Fixtures	103,526	(69,340)	34,186	47,448
Product Molds	173,883	(144,277)	29,606	57,603
Leasehold Improvements	46,855	(33,287)	13,568	25,227
Total	$331,543	$(250,680)	$80,862	$134,348

4. Intellectual Properties and Patents

Other assets consist of the following:

	Cost $	March 31 2014 Net Book Value $	June 30 2014 Net Book Value $
Adiri Patents	$800,552	$800,552	$800,552
Adiri Trademarks	359,375	359,375	359,375
Adiri patent legal fees	43,828	43,828	43,828
Plastic Technology Properties	100,000	100,000	100,000
Sippy Straw technology	25,000	25,000	25,000
Less: Accumulated Amortization	(205,937)	(205,937)	(162,309)
Total	$1,122,818	$1,122,818	$1,166,446

a. Asset purchase agreement

On January 2, 2014, we entered into an agreement to purchase certain assets own by an unrelated company in exchange for 250,000 shares of our restricted common stock valued at $0.10 or $25,000, plus a royalty of $0.31 per unit sold if the retail price is below $19.95, and $0.41 per unit sold if the retail price is $19.95 or more. If the Company decides in the future to not utilize the assets any further, the seller has the first right of refusal to repurchase them back for $37,500. The agreement also contains a non-competition clause for the seller. To date there have not been any asset sales.

5. Commitments

a. Minimum salaries and incentive bonuses

The company has employment agreements with certain officers.  Those agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified performance goals are attained.

b. Annual rent plus additional rent

On April 1, 2013 the Company entered into a two year term lease agreement of an office and warehouse space located in Kelowna, BC.  The lease commenced on May 1, 2013 and requires a monthly payment of approximately $3,600 including related taxes and a $3,623 security deposit. We paid the first and security deposit on January 30, 2013. On January 2, 2014, the company entered into an addendum to lease additional space for an additional monthly payment of $2,454 CDN. Rent expense was $42,062 and $30,038 for the nine month periods ended March 31, 2015 and 2014, respectively. In the three months ended September 30, 2013, we received certain credits from the lessor for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease we agreed to pay the landlord for leasehold improvements made to the offices and warehouse, work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, in full settlement, we also paid the balance owed for these improvements in shares of our common stock (Note 3).

Upon expiration of the terms of the lease, the Company entered into an amended agreement with the lessor on a month-to-month basis (Note 10)

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

5. Commitments - continued

c. Royalty agreements

The company has entered into agreements which provide for royalty payments based on a percentage of net sales of certain products.  Royalty expense under these agreements was $ 70,188 for the nine months ended March 31, 2015 $52,293 for the nine months ended March 31, 2014

6. Shareholders' equity

a. Stock Shares - Authorized

The Company has 150,000,000 common shares authorized at a par value of $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 26, 2012 the Company approved and in December 2012 the Company increased its authorized shares of common stock from 100,000,000 to 150,000,000. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all the directors of the Company. There is currently only three designated classes of preferred shares, “A,” “B,” “C,” see below. The holders of the preferred stock shall have such rights, preferences and privileges as may be determined by the Board of Director’s prior to the issuance of such shares. The preferred stock may be issued in such series as are designated by the Board of Director’s and the Board of Director’s may fix the number of authorized shares of preferred stock for each series and the rights, preferences, and privileges of each series of preferred stock. As of the periods ended March 31, 2015 and June 30, 2014, there were 98,471,371 and 98,471,371 shares of our common stock issued and outstanding, respectively. As of the periods ended March 31, 2015 and June 30, 2014, there were 10,000 shares of our preferred “A” stock issued and outstanding. As of the periods ended March 31, 2015 and June 30, 2014, there were no shares of our preferred “B” stock issued and outstanding. As of the periods ended March 31, 2015 and June 30, 2014, there were 50,000 shares of our preferred “C” stock issued and outstanding.

b. Common Shares - Issued and Outstanding

For the period ended September 30, 2014, the Company continued to sell a private placement at $5,000 per unit. A unit consists of 50,000 shares of our restricted common stock and a royalty agreement for pro-rata share of $1.00 per sale of a specific future product, up to the initial investment, after which this will convert to a 2.5% perpetual royalty on the same product. In connection with this royalty agreement, for the nine months ended March 31, 2014, the Company recorded an additional contingent liability for this agreement in the amount of $124,813 and is based upon projections of our sales on these products. For the period ended March 31, 2015, the Company has not issued any further units, consisting of shares of our restricted common stock and a royalty agreement (Note 8).

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

6. Shareholders' equity - continued

c. Preferred Stock - Series "A"

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

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

6. Shareholders' equity - continued

d. Preferred Stock - Series "B"

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

e. Preferred Stock - Series "C"

On March 15, 2014, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series C Preferred Stock (the "Certificate of Designations") designating one hundred thousand (100,000) of the Company's previously authorized preferred stock.

The 100,000 Series C Preferred Stock shall accrue annually interest at eight percent (8%) per annum as designated by the board of directors, and shall not accrue dividends. These shares shall be convertible into shares of common stock at the ratio of 100 shares of common stock for each share of preferred “C” for a period of 24 months from the date of issuance. For every three (3) shares of converted common stock the holder shall receive one common stock warrant, with an exercise price of $0.10 per share for a period of twenty four months after the date of conversion. Each holder of the Series C Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, in the equivalent number of the completed converted shares, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote.

As of the period ended March 31, 2015, the Company has 50,000 shares of our preferred Series “C” stock issued and outstanding.

7. Stock based compensation

a. 2013 Stock Option Plan

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

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

7. Stock based compensation - continued

a. 2013 Stock Option Plan - continued

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

During the year ended June 30, 2013, the Company granted 8,381,150 to our current President, the options become fully vested upon grant and contained an exercise price of $0.10 per share. On November 22, 2013, we granted 750,000 stock options to a consultant at an exercise price of $0.10 per share, and these options will expire five years from the grant date, and will vest as follows, upon signing the agreement 50,000 options will vest, and then at the end of each three month period, 100,000 options, per the agreement (Note 8).On February 28, 2014, the consultant and the Company terminated the agreement that granted these options and they were forfeited. As of March 31, 2015 and June 30, 2014, 21,618,850 options were available for future grant.

The value of employee and non-employee stock warrants granted during the years ended June 30, 2014 and 2014 was estimated using the Black-Scholes model with the following assumptions:

Expected volatility (based on historical volatility)	501.71
Expected Dividends	none
Expected term in years	10
Risk free rate	2.03

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

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

7. Stock based compensation - continued

a. 2013 Stock Option Plan - continued

A summary of the options granted to employees and non-employees under the plan and changes during the periods ended March 31, 2015 and June 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,381,150	$0.10	8.58	$-
Granted	750,000	0.10	5.00	-
Exercised	-	-	-	-
Forfeited or expired	(750,000)	0.10	5.00	-
Balance and Exercisable at June 30, 2014	8,381,150	0.10	7.58	-
Weighted average fair value of options granted during the period ended June 30, 2014	-	$0.10	-	$-

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance at July 1, 2014	8,381,150	$0.10	7.58	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance and Exercisable at March 31, 2015	8,381,150	0.10	6.83	-
Weighted average fair value of options granted during the period ended March 31, 2015	-	$0.10	-	$-

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

7. Stock based compensation - continued

a. 2013 Stock Option Plan - continued

The following table summarizes information about employee stock options under the 2013 Plan outstanding at March 31, 2015:

Range of Exercise Price	Outstanding at March 31, 2015	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Intrinsic Value	Exercisable at March 31, 2015	Weighted Average Exercise Price	Aggregate Intrinsic Value
		Options Outstanding			Options Exercisable
$0.10	$8,381,150	$6.83	$0.10	$-	$8,381,150	$0.10	$-

The total value of stock options granted during the periods ended March 31, 2015 and June 30, 2014, was none, respectively. For the nine months ended March 31, 2015 and 2014, the Company recorded no expense in stock option expense relating to stock option grants, and did not have any expense, respectively, in stock compensation – officers on our statement of operations.

At March 31, 2015 there was no unrecognized compensation cost related to stock options granted under the plan.

8. Related party transactions

a. Notes Payable to Shareholders

On March 1, 2012 the Company borrowed $151,410 (CDN$150,000) from one of the Company’s shareholders on an uncollateralized, non-interest bearing, demand note that matures on February 28, 2013. On May 17, 2012, we converted $56,156 USD of the above debt’s principal to shares of our restricted common stock at $0.04 per share. On December 14, 2012, we converted $75,137 USD, or 751,368 shares of our restricted common stock, of the above debt’s principal into shares of our restricted common stock at $0.10 per share. As of March 31, 2015 and June 30, 2014, the remaining balance of $20,117 is outstanding.

On October 23, 2012 the Company borrowed $20,130 (CDN$20,000) from a company owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and matures on January 14, 2013. We accrued $403 in interest expense for the nine months ended March 31, 2015 and 2014, in connection with this note, and the principal and interest are outstanding as of March 31, 2015 and June 30, 2014.

On December 14, 2012 the Company received $50,000 USD from the same company as above owned by one of the Company’s shareholders. Initially this transaction was recorded as a subscription agreement. Subsequent to June 30, 2013 the parties renegotiated the agreement and the funds were reclassified as an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. The related interest was accrued in the current year. As of the nine months ended March 31, 2015 and 2014, we accrued $1,000 in interest expense in connection with this note, and the principal and interest are outstanding as of March 31, 2015 and June 30, 2014.

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

8. Related party transactions

a. Notes Payable to Shareholders

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

On April 26, 2013 the Company borrowed $30,000 USD from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. As of March 31, 2015 and 2014, we accrued $600 in interest expense in connection with this note. As of March 31, 2015 and June 30, 2014 the entire principal amount and interest are outstanding.

On June 26, 2013 the Company borrowed $23,300 USD (CDN $24,500) from the same company as above owned by one of the Company’s shareholders on an uncollateralized, demand note, bearing a 8% interest rate per annum and is payable upon demand of the note holder. As of June 30, 2014 and 2013, we accrued $321 and $21, respectively, in interest expense in connection with this note. On August 2013, we repaid the entire balance due. As of March 31, 2015 and June 30, 2014, only the interest accrued is outstanding.

	March 31 2015 $	June 30 2014 $
Uncollateralized note to a related entity bearing no interest per annum which matured on February 28, 2013	$20,117	$20,117
Uncollateralized note to a related entity bearing 8% interest per annum	50,000	50,000
Uncollateralized note to a related entity bearing 8% interest per annum	30,000	30,000
Uncollateralized note to a related entity bearing 8% interest per annum which matured January 14, 2013	$20,130	$20,130

All notes are payable on demand and appropriately classified as current liabilities. Total interest payable related to the notes amounts to $23,083 as of March 31, 2015 and 11.717 as of June 30, 2104.  Accrued interest is classified as an accrued expense.

b. Related party transactions and balances

On January 18, 2013, the Company entered into a consulting agreement with the son of our current President for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement terminated on December 31, 2014 and was not renewed by the Company.  Until such a time when the Company has achieved stable and profitable operations, any and all services provided by the son of our current President will be on an as-needed basis.  The termination of this agreement has no bearing on the perpetual 2.5% royalty that he will receive on gross sales of the Company. For the nine months ended March 31, 2015 and 2014, we recorded $16,000 and $37,621, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2015 and 2014, the Company accrued a total of $10,484 and $6,720 in royalties payable, respectively.

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

8. Related party transactions - continued

b. Related party transactions and balances - continued

On January 18, 2013, the Company entered into a consulting agreement with another son of our current President for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement terminated on December 31, 2014 and was not renewed by the Company.  Until such a time when the Company has achieved stable and profitable operations, any and all services provided by the son of our current President will be on an as-needed basis.  The termination of this agreement has no bearing on the perpetual 2.5% royalty that he will receive on gross sales of the Company.  For the nine months ended March 31, 2015 and 2014, we recorded $28,000 and $39,503, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2015 and 2014, the Company accrued a total of $10,484 and $4,785 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with a third son of our current President for his consulting services at a rate of $47,300 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $52,000 USD per annum.  The agreement terminated on December 31, 2014 and was not renewed by the Company.  Until such a time when the Company has achieved stable and profitable operations, any and all services provided by the son of our current President will be on an as-needed basis.  The termination of this agreement has no bearing on the perpetual 2.5% royalty that he will receive on gross sales of the Company.. For the nine months ended March 31, 2015 and 2014, we recorded $28,000 and $39,592, respectively, in consulting fees – related party expense to this individual. For the nine three months ended March 31, 2015 and 2014, the Company accrued a total of $10,484 and $4,785 in royalties payable, respectively.

On January 18, 2013, the Company entered into a consulting agreement with a fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement will be in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $45,000 USD per annum.  The agreement terminated on December 31, 2014 and was not renewed by the Company.  Until such a time when the Company has achieved stable and profitable operations, any and all services provided by the son of our current President will be on an as-needed basis.  The termination of this agreement has no bearing on the perpetual 2.5% royalty that he will receive on gross sales of the Company.  For the nine months ended March 31, 2015 and 2014, we recorded $25,000 and $30,918, respectively, in consulting fees – related party expense to this individual. For the nine months ended March 31, 2015 and 2014, the Company accrued a total of $10,484 and $4,785 in royalties payable, respectively.

Reliabrand Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the three and nine months ended March 31, 2015 and 2014
(Unaudited)

8. Related party transactions - continued

b. Related party transactions and balances - continued

On May 1, 2011, the Company entered into a consulting agreement with a company controlled by our President and Chief Executive Officer, for his consulting services at a rate of $10,000 per month, and he received a 3.00% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into an amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $11,000 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the Company entered into a second amendment of the above consulting agreement, dated May 1, 2011, with the same Company as above, the prior agreement remains in force except for the following provisions, his consulting services will be at a rate of $12,100 per month, and he will also be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014 the President received a second option to purchase 9,722,387 shares of the Company’s common stock for $0.10 per share (Note 11). For the nine months ended March 31, 2015 and 2014, we recorded $109,000 and $102,300, respectively, in consulting fees – related party expense in connection with these contracts. For the nine months ended March 31, 2015 and 2014, the Company accrued a total of $12,580 and $5,742 in royalties payable, respectively.

On September 1, 2013, the Company entered into a consulting agreement with a son of a current shareholder, for his consulting services at a rate of $34,171 USD ($36,000 CAD) per annum, and we will issue him 20,000 shares of our restricted common stock per month of service rendered.  The agreement terminated on December 31, 2014 and was not renewed by the Company.  Until such a time when the Company has achieved stable and profitable operations, any and all services provided by the son of our current President will be on an as-needed basis.  For the nine months ended March 31, 2015 and 2014 we recorded $11,691 and $19,683 in consulting fees – related party expense to this individual. For the periods March 31, 2015 and 2014, we paid this individual his fees in cash and stock, including $11,691 and $15,683 paid in cash and none and $4,000 paid in shares of common stock, respectively.

c. Shareholder Advances

In the nine month period ended March 31, 2015, our current President/Shareholder paid operating bills on behalf of the Company totaling $23,370, and was not repaid. In the nine month period ended March 31, 2014, our current President paid operating bills on behalf of the Company totaling $1,658, and was repaid $1,658 in cash.

9. Reclassifications

Certain amounts in the period ended March 31, 2014 financial statements have been reclassified to conform to the current period ended March 31, 2015 presentation.

10. Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued and found there were none  that warranted disclosure, except for the below:

In April 2015, the lease agreement for the Company’s warehouse space expired.  To settle the final month’s lease payment, the Company utilized its lease and utility deposits, as well as gave up the racking system it had built within the warehouse. The Company and lessor agreed to a 90-day extension.  In lieu of cash, lease payments will be settled with common shares for the 90-day period.  The expected lease payments are expected to be $3,600 CDN per month, but the terms and conditions of a long-term lease are still being negotiated.

In May 2015, legal proceedings were brought against the Company by a shareholder for settlement of outstanding and unpaid royalties and interest of less than $10,000.  Because the lawsuit was filed in British Columbia, the Company currently disagrees with any and all claims due to jurisdictional issues.

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

Results of Operations for the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014

We have revenue of $43,461 for the period ended March 31, 2015 compared to revenue of $77,401 for the period ended March 31, 2014. The decrease in our revenue can be attributed to delays in obtaining our product due to a change of manufacturer. We anticipate that sales will continue to increase as we continue to pursue our business plan, and develop additional sales of our product line.

As of March 31, 2015, we had total assets of $1,995,539 and total liabilities of $1,185,941 compared to total assets of $2,508,096 and total liabilities of $908,050 as of June 30, 2014. The main changes in our balance sheet items are attributable to an increase in accounts payable and sums due to related parties for advances made to the Company.

During the three months ended March 31, 2015, we incurred operating expenses in the amount of $133,481. These operating expenses were comprised of consulting fees to related parties, consulting contract benefits, accounting, auditing and legal fees, selling, general and administrative expenses, consulting fees, rent expenses and amortization and depreciation compared to operating expenses of $244,507 for the three months ended March 31, 2014.  The decrease in expenses is because we ceased paying certain consultants that the Company had previously utilized. For the three months ended March 31, 2015, we paid consulting fees of $44,341 to related parties compared to consulting fees to related parties of $100,245 for the three months ended March 31, 2014.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

For the three months ended March 31, 2015, we paid rent expense of $6,569 compared to rent expense of $17,171 for the three months ended March 31, 2014.

We have begun generating revenues but are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Nine Months Ended March 31, 2015 and the Nine Months Ended March 31, 2014

During the nine months ended March 31, 2015, we incurred operating expenses in the amount of $799,220 and had revenues of $345,646. These operating expenses were comprised of accounting and audit fees, legal fees, general and management expenses, rent expense, and amortization expense, compared to operating expenses of $961,266 and revenues of $269,233 for the nine months ended March 31, 2014. The decrease in expenses is due to the Company pursuing its business plan but trimming some expenses for additional consultants to assist with operations, additional travel and marketing to attend trade shows and meet with potential retailers.

For the nine months ended March 31, 2015, we paid related party consulting fees of $220,222 to sons of the Company’s President and an entity controlled by our current President compared to consulting fees to the same related parties of $287,176 for the nine months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, the Company had a cash balance of $8,628, and as of June 30, 2014, the Company had a cash balance of $188,763.

For the nine months ended March 31, 2015, the Company issued no shares nor raised any capital.

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

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Contractual Obligations

On April 1, 2013, the Company entered into a two year term lease agreement for office and warehouse space located in Kelowna, BC.  The lease commenced on May 1, 2013 and the monthly rental payment is approximately $3,600 including taxes. Rent expense was $42,062 and $30,038 for the nine months ended March 31, 2015 and 2014, respectively. In the six months ended December 31, 2013, we received certain credits from the landlord for various lack of performance issues totaling $9,809 as an offset of rental payments. As part of the lease, we agreed to pay the landlord for leasehold improvements made to the offices and warehouse and the work was completed as of June 30, 2013. We capitalized $46,855 in leasehold improvements and began depreciating them according to our policies. On July 26, 2013, we paid the balance owed for these improvements in shares of our common stock.

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

On January 18, 2013, the Company entered into an amendment of the above consulting agreement with the same Company as above, the prior agreement remains in force except for the following provisions: Mr. Markus’ consulting services will be at a rate of $11,000 per month, and Mr. Markus also received an option to purchase 8,131,150 shares of the Company’s common stock for $0.10 per share. On January 1st of each year that the consulting agreement is in force, Mr. Markus will be granted an option to purchase an amount of shares to represent 10% of our issued and outstanding common stock as of December 31st of the prior year. On March 1, 2014, the President received an option to purchase 9,722,387 shares of the Company’s common stock at $0.10 per share.  For the nine month periods ended March 31, 2015 and March 31, 2014, we recorded $109,000 and $102,300, respectively, in consulting fees – related party expense in connection with these contracts. As of March 31, 2015 and 2014, the Company accrued a total of $12,580 and $5,742, respectively, in royalties payable.

On May 1, 2012, the Company entered into consulting agreements with three sons of its President, for their respective consulting services at a rate of $43,000, respectively, USD per annum.  The agreements were each for a period of twelve months, ending on December 31, 2012, and are automatically renewed for successive twelve month terms.  The agreements may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. They each received one month’s salary as a signing bonus, and will each also receive a 2.50% royalty on all gross sales of the Company. On January 18, 2013, the Company entered into new consulting agreements with each of the same three sons as above, increasing their respective annual compensation to $47,300 each. All others terms remained the same. On March 1, 2014, the Company entered into new consulting agreements with these sons for their consulting services at a rate of $52,000 USD per annum.  The Agreements were in effect for a period of twelve months ending on December 31, 2014 and were not renewed by the Company.  Until such a time when the Company has achieved stable and profitable operations, any and all services provided by the son of our current President will be on an as-needed basis.  The termination of this agreement has no bearing on the perpetual 2.5% royalty that he will receive on gross sales of the Company.  For the nine month periods ended March 31, 2015 and 2014, we recorded $72,000 and $116,716, respectively, in consulting fees – related party expense in connection with each of these contracts. As of March 31, 2015 and 2014, the Company accrued a total of $31,452 and $16,290, in royalties payable for each agreement.

On January 18, 2013, the Company entered into a consulting agreement with the fourth son of our current President, for his consulting services at a rate of $35,200 USD per annum.  The agreement is in effect for a period of twelve months, ending on December 31, 2013, and is automatically renewed for successive twelve month terms.  The agreement may be terminated by the Company at any time, or by mutual consent, without consequence with a ninety day written notice. He also received one month’s salary as a signing bonus, and he will also receive a 2.50% royalty on all gross sales of the Company. On March 1, 2014, the Company entered into a new consulting agreement with the same son for his consulting services at a rate of $45,000 USD per annum.  The agreements was in effect for a period of twelve months, ending on December 31, 2014 and was not renewed by the Company.  Until such a time when the Company has achieved stable and profitable operations, any and all services provided by the son of our current President will be on an as-needed basis.  The termination of this agreement has no bearing on the perpetual 2.5% royalty that he will receive on gross sales of the Company.  For the nine month periods ended March 31, 2015 and 2014, we recorded $25,000 and $30,918, respectively, in consulting fees – related party expense in connection with this contract and fees charged previous to this contract. For the nine months ended March 31, 2015 and 2014, the Company accrued a total of $10,484 and $4,785, respectively, in royalties payable.

In the nine month period ended March 31, 2015, our current President paid operating bills on behalf of the Company totaling $23,370 and was not repaid.  In the nine month period ended March 31, 2014, our current President paid operating bills on behalf of the Company totaling $1,658 and was not repaid.

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

ITEM 4T - Controls and Procedures

Disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended March 31, 2015, the Company issued no shares of unregistered common shares.

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

RELIABRAND INC.

Date: May 20, 2014	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO