Form 10-Q/A
period 2015-03-31
RELIABRAND INC.
filed 2015-05-22
CIK 1406243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q /A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-54300

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-3260541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

720 Evans Court, Suite 103, Kelowna, BC Canada	V1X 6G4
(Address of principal executive offices)	(Zip code)

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

EXPLANATORY NOTE

Reliabrand, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2015 (the “Original Report”) to correct a typographical error within the date on the signature page of the Original Report. Other than correcting this typographical error, no changes are made to the Original Report.  This Amendment also includes current certifications as Exhibits 31.1, 31.2 and 32.1.

Except as expressly set forth above, the Original Report has not been amended, updated or otherwise modified.  This Amendment does not reflect events occurring after the filing of the Original Report or update those disclosures regarding events that occurred subsequent to the end of the fiscal quarter ended March 31, 2015.  All other information is unchanged and reflects the disclosures made at the time of the filing of the Original Report.

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

PART II OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended March 31, 2015, the Company issued no shares of unregistered common shares.

 ITEM 6 - Exhibits

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIABRAND INC.

Date: May 22, 2015	By:	/s/ Antal Markus
Name: Antal Markus
Title: CEO, CFO